Form 10-Q
period 2015-12-31
Steris plc
filed 2016-02-09
CIK 1624899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______
Commission File Number 1-37614
____________________________________________________

 STERIS plc
(Exact name of registrant as specified in its charter)
____________________________________________________

United Kingdom	98-1203539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Chancery House, 190 Waterside Road, Hamilton Industrial Park Leicester	LE5 1QZ
(Address of principal executive offices)	(Zip code)
44-116-276-8636
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)____________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding as of January 29, 2016: 85,898,484

STERIS plc and Subsidiaries
Form 10-Q

PART I— FINANCIAL INFORMATION

As used in this Quarterly Report on Form 10-Q, STERIS plc and its subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

ITEM 1.	FINANCIAL STATEMENTS

Except as otherwise specified herein, all references in these Financial Statements and notes to shares and shareholders mean the common shares and holders of common shares of STERIS Corporation in respect of periods prior to the November 2, 2015 Combination and the ordinary shares or holders of ordinary shares of STERIS in respect of periods from and after November 2, 2015, and do not include the preferred shares or preferred shareholders of STERIS
.
STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2015	March 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$231,360	$167,689
Accounts receivable (net of allowances of $10,759 and $9,415, respectively)	440,858	325,289
Inventories, net	208,306	160,818
Deferred income taxes, net	30,362	31,629
Prepaid expenses and other current assets	54,822	35,007
Total current assets	965,708	720,432
Property, plant, and equipment, net	1,053,132	493,053
Goodwill and intangibles, net	3,309,177	860,645
Other assets	22,266	23,161
Total assets	$5,350,283	$2,097,291
Liabilities and equity
Current liabilities:
Accounts payable	$116,336	$99,340
Accrued income taxes	—	7,154
Accrued payroll and other related liabilities	90,967	74,805
Accrued expenses and other	152,667	102,032
Total current liabilities	359,970	283,331
Long-term indebtedness	1,639,461	621,075
Deferred income taxes, net	276,336	71,905
Other liabilities	84,693	47,334
Total liabilities	$2,360,460	$1,023,645
Commitments and contingencies (see note 9)
Preferred shares, with $0.15 par value; 100,000 shares authorized; 100,000 issued and outstanding	15	—
Ordinary shares, with $0.15 par value; 170,060 shares authorized and common shares with no par value; 300,000 shares authorized; 85,885 ordinary and 70,040 common shares issued; 85,879 ordinary and 59,675 common shares outstanding, respectively	1,846,700	264,853
Shares held in treasury, 0 and 10,364 shares, respectively	—	(320,343)
Retained earnings	1,203,086	1,193,791
Accumulated other comprehensive income	(74,422)	(66,669)
Total shareholders’ equity	2,975,379	1,071,632
Noncontrolling interest	14,444	2,014
Total equity	2,989,823	1,073,646
Total liabilities and equity	$5,350,283	$2,097,291
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues:
Product	$305,156	$267,285	$811,608	$754,570
Service	313,532	205,959	736,879	594,046
Total revenues	618,688	473,244	1,548,487	1,348,616
Cost of revenues:
Product	165,575	150,164	443,519	423,130
Service	214,932	125,924	473,376	364,245
Total cost of revenues	380,507	276,088	916,895	787,375
Gross profit	238,181	197,156	631,592	561,241
Operating expenses:
Selling, general, and administrative	177,319	122,370	476,613	362,350
Research and development	14,334	14,549	42,354	39,964
Restructuring expenses	(194)	(1,109)	(976)	(10)
Total operating expenses	191,459	135,810	517,991	402,304
Income from operations	46,722	61,346	113,601	158,937
Non-operating expenses, net:
Interest expense	17,706	4,822	31,312	14,452
Interest income and miscellaneous expense	(406)	(417)	(1,116)	(673)
Total non-operating expenses, net	17,300	4,405	30,196	13,779
Income before income tax expense	29,422	56,941	83,405	145,158
Income tax expense	8,268	18,817	29,689	51,493
Net income	21,154	38,124	53,716	93,665

Less: Net income attributable to noncontrolling interests	1,109	—	693	—
Net income attributable to shareholders	$20,045	$38,124	$53,023	$93,665

Net income per share attributable to shareholders:
Basic	$0.26	$0.64	$0.81	$1.58
Diluted	$0.26	$0.63	$0.80	$1.56
Cash dividends declared per share outstanding	$0.25	$0.23	$0.73	$0.67

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net income	$21,154	$38,124	$53,716	$93,665
Less: Net income attributable to noncontrolling interests	1,109	—	693	—
Net income attributable to shareholders	$20,045	$38,124	$53,023	$93,665

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities, (net of taxes of $6, $172, $251 and $172, respectively)	11	(569)	(1,389)	(510)
Amortization of pension and postretirement benefit plans costs, (net of taxes of ($233), ($137), ($468) and ($412), respectively)	(377)	(222)	(757)	(665)
Pension settlement, (net of taxes of $0, $0, $10,563 and $0, respectively)	—	—	17,029	—
Change in cumulative foreign currency translation adjustment	(14,593)	(18,806)	(22,636)	(35,497)
Total other comprehensive income (loss) attributable to shareholders	(14,959)	(19,597)	(7,753)	(36,672)
Comprehensive income (loss) attributable to shareholders	$5,086	$18,527	$45,270	$56,993

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2015	2014
Operating activities:
Net income	$53,716	$93,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	90,925	69,440
Deferred income taxes	(3,037)	344
Share-based compensation expense	12,240	11,409
Pension settlement expense	26,470	—
Pension contributions made in settlement	(4,641)	—
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	352	(400)
Excess tax benefit from share-based compensation	(5,909)	(8,880)
Other items	(18,163)	(5,392)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(3,070)	29,192
Inventories, net	(15,481)	(27,014)
Other current assets	(5,070)	6,287
Accounts payable	(17,893)	(25,215)
Accruals and other, net	(5,820)	21,774
Net cash provided by operating activities	104,619	165,210
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(82,117)	(56,757)
Proceeds from the sale of property, plant, equipment, and intangibles	400	812
Purchases of investments	—	(4,681)
Acquisition of business, net of cash acquired	(604,682)	(182,692)
Net cash used in investing activities	(686,399)	(243,318)
Financing activities:
Proceeds from issuance of long-term obligations	350,000	—
Deferred financing fees and debt issuance costs	(5,094)	(7,347)
Proceeds under credit facilities, net	348,670	117,200
Repurchases of shares	(14,069)	(20,110)
Cash dividends paid to shareholders	(43,728)	(39,790)
Proceeds from issuance of equity to minority shareholders	488	—
Stock option and other equity transactions, net	10,944	19,245
Excess tax benefit from share-based compensation	5,909	8,880
Net cash provided by financing activities	653,120	78,078
Effect of exchange rate changes on cash and cash equivalents	(7,669)	(8,260)
Increase (decrease) in cash and cash equivalents	63,671	(8,290)
Cash and cash equivalents at beginning of period	167,689	152,802
Cash and cash equivalents at end of period	$231,360	$144,512

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands, except per share amounts)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

STERIS plc, a public limited company organized under the laws of England and Wales, was incorporated on October 9, 2014 as a private limited company under the name New STERIS Limited and was re-registered effective November 2, 2015 as a public limited company under the name STERIS plc. New STERIS Limited was established to effect the combination (“Combination”) of STERIS Corporation, an Ohio corporation (“Old STERIS”), and Synergy Health plc, a public limited company organized under the laws of England and Wales (“Synergy”). The Combination closed on November 2, 2015 and as a result STERIS plc became the ultimate parent company of Old STERIS and Synergy. Synergy has been re-registered under the name Synergy Health Limited. The acquisition of Old STERIS was accounted for in the consolidated financial statements as a merger between entities under common control; accordingly the historical consolidated financial statements of Old STERIS for periods prior to November 2, 2015, are considered to be the historical financial statements of STERIS plc. Due to the timing of the Combination, the results of Synergy are only reflected in the results of operations of the Company from November 2, 2015, forward will affect the comparability to the prior period historical operations of the Company throughout this Quarterly Report on Form 10-Q.

STERIS develops, manufactures and markets infection prevention, contamination control, microbial reduction, and surgical and gastrointestinal support products and services for healthcare, pharmaceutical, scientific, research, industrial, and governmental Customers throughout the world.

As a result of the Combination, we have reorganized our operations into four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. We describe our business segments in note 10 to our consolidated financial statements titled, “Business Segment Information.”

Our fiscal year ends on March 31. References in this Quarterly Report to a particular “year” or “year-end” mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:

Interim Financial Statements

We prepared the accompanying unaudited consolidated financial statements of the Company according to accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. This means that they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Our unaudited interim consolidated financial statements contain all material adjustments (including normal recurring accruals and adjustments) management believes are necessary to fairly state our financial condition, results of operations, and cash flows for the periods presented.

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in Old STERIS's Annual Report on Form 10-K for the year ended March 31, 2015 dated May 27, 2015. The Consolidated Balance Sheet at March 31, 2015 was derived from the audited consolidated financial statements at March 31, 2015, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Principles of Consolidation

We use the consolidation method to report our investment in our subsidiaries. Therefore, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. We eliminate inter-company accounts and transactions when we consolidate these accounts. Investments in equity of unconsolidated affiliates, over which the Company has significant influence, but not control, over the financial and operating polices, are accounted for primarily using the equity method. These investments are immaterial to the Company's Consolidated Financial Statements. In prior periods we presented income attributable to noncontrolling interests in the "Interest income and miscellaneous expense" line of our Consolidated Statements of Income and the amounts were not material.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2015 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2016.

Recent Accounting Pronouncements

Recently issued accounting standards impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have recently been adopted
ASU 2015-16, "Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments"	September 2015
The standard requires the recognition of adjustments to provisional amounts, that are identified during the measurement period, in the reporting period in which the adjustments are determined. The effects of the adjustments to provisional amounts on depreciation, amortization or other income effects should be recognized in current-period earnings as if the accounting had been completed at the acquisition date. Disclosure of the portion of the adjustment recorded in current-period earnings that would have been reported in prior reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date is also required.
			Third Quarter Fiscal 2016	This update did not have a material impact on our consolidated financial position, results of operations or cash flows.
ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs"	April 2015
The update requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as previously required. This update is effective for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented. Early adoption was permitted.
			First Quarter Fiscal 2016	This update did not have a material impact on our consolidated financial position, results of operations or cash flows.
Standards that have not yet been adopted
ASU 2014-09, "Revenue from Contracts with Customers"	May 2014
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard update is effective for annual periods beginning after December 15, 2017 and interim periods within that period. Early adoption is not permitted before the original public entity effective date of December 15, 2016.
			N/A	We are currently in the process of evaluating the impact that the standard will have on our consolidated financial position, results of operations and cash flows.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

ASU 2015-05, "Goodwill and other - Internal-Use Software" (Subtopic 350-40)	April 2015
The standard provides guidance on a customer's accounting for fees paid in cloud computing arrangements. Previously, there was no U.S. GAAP guidance on accounting for such fees from the customer's perspective. Under the standard, customers will apply the same criteria as vendors to determine whether the arrangement contains a software license or is solely a service contract. The determination could impact the classification of advance payments in the statements of financial position and cash flows as well as the classification of the expenses in the results of operations. The standard is effective for annual periods beginning after December 15, 2015 and interim periods within that period. Early adoption is permitted.
		N/A	We are currently in the process of evaluating the impact that the standard will have on our statements of consolidated financial position, results of operations and cash flows.
ASU 2015-17, "Income Taxes Balance Sheet Classification of Deferred Taxes" (Topic 740)	November 2015
The update will require all entities that present a classified statement of financial position classify all deferred tax liabilities and assets as noncurrent in the statement. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount will not be affected by the Update.The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that period. Early adoption is permitted.

		N/A	We are currently in the process of evaluating the impact that the standard will have on our statements of consolidated financial position, results of operations and cash flows.

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in Old STERIS's consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2015 dated May 27, 2015. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2015.

2. Restructuring

Fiscal 2014 Restructuring Plan. During the fourth quarter of fiscal 2014, Old STERIS adopted and announced a targeted restructuring plan primarily focused on the closure of its Hopkins manufacturing facility located in Mentor, Ohio (the “Fiscal 2014 Restructuring Plan”). As a result of this plan, operations located at Hopkins were transfered to other North American locations. We believe that by closing the operations at Hopkins we will more effectively utilize our existing North American manufacturing network while reducing operating costs.
Since the inception of the Fiscal 2014 Restructuring Plan, we have incurred pre-tax expenses totaling $18,815 related to these actions, of which $10,720 was recorded as restructuring expenses and $8,095 was recorded in cost of revenues.We do not expect to incur any significant additional restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.
Our total pre-tax restructuring expenses (credits) for the third quarter and first nine months of fiscal 2016 were ($193) and ($657), respectively. Our total pre-tax restructuring expenses (credits) for the third quarter and first nine months of fiscal 2015 were ($1,076) and ($427), respectively.
Liabilities related to restructuring activities were $1,085 and $2,887 at December 31, 2015 and March 31, 2015, respectively. They are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.”

3. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

	December 31, 2015	March 31, 2015
Land and land improvements (1)	$38,723	$40,668
Buildings and leasehold improvements	440,504	263,007
Machinery and equipment	567,633	375,555
Information systems	121,944	104,049
Radioisotope	431,697	289,778
Linens (2)	41,552	—
Construction in progress (1)	87,661	47,690
Total property, plant, and equipment	1,729,714	1,120,747
Less: accumulated depreciation and depletion	(676,582)	(627,694)
Property, plant, and equipment, net	$1,053,132	$493,053

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

(2)	Linen was acquired as part of our combination with Synergy and is depreciated over useful lives ranging from one to five years.

Asset Retirement Obligations
We provide contract sterilization services including gamma irradiation which utilizes cobalt-60 in the form of cobalt pencils. We have incurred asset retirement obligations (ARO) associated with the disposal of these depleted assets. Recognition of ARO includes: the present value of a liability and offsetting asset, the subsequent accretion of that liability and depletion of the asset, and the periodic review of the ARO liability estimates and discount rates used in the analysis.
The following table summarizes the activity in the liability for asset retirement obligations.

Asset Retirement Obligations
Balance at March 31, 2015	$8,083
Liabilities assumed as result of combination with Synergy	8,686
Liabilities incurred during the period	43
Accretion expense	669
Foreign currency movement	$(79)
Balance at December 31, 2015	$17,402

4. Inventories, Net

Inventories, net are stated at the lower of cost or market. We use the last-in, first-out (“LIFO”) and first-in, first-out cost methods. An actual valuation of inventory under the LIFO method is made only at the end of the fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final fiscal year-end LIFO inventory valuation. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	December 31, 2015	March 31, 2015
Raw materials	$63,662	$67,095
Work in process	20,742	22,696
Finished goods	160,873	107,695
LIFO reserve	(17,972)	(19,071)
Reserve for excess and obsolete inventory	(18,999)	(17,597)
Inventories, net	$208,306	$160,818

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

5. Debt

Indebtedness was as follows:

	December 31, 2015	March 31, 2015
Private Placement	$662,460	$337,825
Credit Agreement	977,001	283,250
Total long term debt	$1,639,461	$621,075

In order to fund the acquisition of Synergy, including the cash payments made in respect of Synergy shares, the repayment of Synergy debt and certain transaction expenses, STERIS plc borrowed (i) $132 million, £49 million, and €127.75 million under the Credit Agreement's revolving credit facility and (ii) $400 million under the Credit Agreement’s term loan facility on November 2, 2015. Borrowings bear interest at the Company’s option based upon either the Base Rate or the Eurocurrency Rate, plus the Applicable Margin in effect from time to time under the Credit Agreement. The Applicable Margin is determined based on the ratio of Consolidated Total Debt to Consolidated EBITDA. Interest on Base Rate Advances is payable quarterly in arrears and interest on Eurocurrency Rate Advances is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months.
Additional information regarding our indebtedness is included in the notes to Old STERIS's consolidated financial statements included in Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, dated August 7, 2015, and Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.

6. Additional Consolidated Balance Sheet Information

Additional information related to our Consolidated Balance Sheets is as follows:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

	December 31, 2015	March 31, 2015
Accrued payroll and other related liabilities:
Compensation and related items	$35,173	$16,680
Accrued vacation/paid time off	13,543	5,539
Accrued bonuses	26,626	30,159
Accrued employee commissions	11,557	12,842
Accrued pension	—	6,186
Other postretirement benefit obligations-current portion	2,790	2,789
Other employee benefit plans' obligations-current portion	1,278	610
Total accrued payroll and other related liabilities	$90,967	$74,805
Accrued expenses and other:
Deferred revenues	$42,928	$34,910
Self-insured risk reserves-current portion	8,017	6,897
Accrued dealer commissions	14,090	13,591
Accrued warranty	5,504	5,579
Asset retirement obligation-current portion	—	1,092
Other	82,128	39,963
Total accrued expenses and other	$152,667	$102,032
Other liabilities:
Self-insured risk reserves-long-term portion	$12,052	$12,052
Other postretirement benefit obligations-long-term portion	16,696	18,489
Defined benefit pension plans obligations-long-term portion	23,709	119
Other employee benefit plans obligations-long-term portion	5,570	6,634
Asset retirement obligation-long-term portion	17,402	6,991
Other	9,264	3,049
Total other liabilities	$84,693	$47,334

7. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended December 31, 2015 and 2014 were 28.1% and 33.0%, respectively. The effective income tax rates for the nine-month periods ended December 31, 2015 and 2014 were 35.6% and 35.5%, respectively. During the first nine months of fiscal 2016 we were unfavorably impacted by acquisition costs. However, this impact was offset by our re-domiciliation in the third quarter and discrete item adjustments.

Income tax expense is provided on an interim basis based upon our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. In determining the estimated annual effective income tax rate, we analyze various factors, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carry forwards, and available tax planning alternatives.

As of December 31, 2015, we have reserved for unrecognized tax benefits of $5,521 resulting from our Combination with Synergy. This balance is preliminary and the finalization of this amount may result in upward or downward purchase price allocation. Also at December 31, 2015, we have not recorded any liability for interest and penalties. As of March 31, 2015 we had no unrecognized tax benefits and have not recorded any liability for interest and penalties.
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local authorities, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2014 and, with limited exceptions, we are no longer subject to United States state and local or non-United States income tax examinations by tax authorities for years before fiscal 2011. We remain subject to tax authority audits in various

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse effect on our consolidated financial statements.
8. Benefit Plans

In the United States we sponsor an unfunded postretirement welfare benefits plan for two groups of former employees. Benefits under this plan include retiree life insurance and retiree medical coverage, including prescription drug coverage.
In July 2014, the Board of Directors of American Sterilizer Company (“AMSCO”) approved the termination of the American Sterilizer Company Retirement Income Plan (“Plan”) effective October 1, 2014.  The Pension Benefit Guaranty Corporation ("PBGC") did not object to this termination and  AMSCO received a favorable determination from the IRS regarding the termination. On August 19, 2015, an annuity contract was purchased from Massachusetts Mutual Life Insurance Company to provide Plan benefits. Plan assets were converted to cash to fund the purchase. The purchase price of the annuity contract was $51,805. An additional employer contribution of $4,641 was made to the Plan to fund the annuity purchase obligation on August 26, 2015. As a result the purchase of the annuity, we recognized a pension settlement of $26,470. In addition, plan benefits and benefit administration became the responsibility of the annuity provider. The assumptions used to measure the benefit obligation as of March 31, 2015 reflected this effort. Additional information regarding this defined benefit pension plan and other postretirement benefits plan is included in our consolidated financial statements included in Old STERIS’s Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.
In addition, as a result of the combination with Synergy, we participate in seven defined benefit pension schemes outside the United States: three in the UK, one in the Netherlands, two in Germany, and one in Switzerland. Preliminarily estimated unfunded obligations of $23,507 were recorded as of the November 2, 2015 closing date of the Combination.
In the United Kingdom, we sponsor schemes which are funded defined benefit arrangements. Each has a separate trustee administered fund holding the pension scheme assets to meet long-term pension liabilities for past and present employees. The level of retirement benefit is principally based on the final pensionable salary prior to leaving active service, and is linked to changes in inflation up to retirement. The three UK schemes are as follows:
Synergy Health plc Retirement Benefits Scheme: The scheme is a defined benefit (final salary) funded pension scheme. Participation in this scheme is only offered to employees transferring their employment from National Health Service Trusts.
Shiloh Group Pension Scheme: The scheme is a defined benefit (final salary) funded pension scheme, which is closed to new members and which ceased accrual of benefits on March 31, 2011.
Vernon-Carus Limited Pension and Assurance Scheme: The scheme is a defined benefit (final salary) funded pension scheme, which is closed to new members and which ceased accrual of benefits on March 31, 2011.
In previous years, Synergy sponsored a funded defined benefit arrangement in the Netherlands. This was a separate fund holding the pension scheme assets to meet long term pension liabilities for past and present employees. Accrual of benefits ceased under the scheme effective January 1, 2013.
The Synergy Radeberg and Synergy Alleshausen Schemes are German defined benefit funded pension schemes which are closed to new entrants.
The Synergy Daniken Scheme is a Swiss defined benefit funded pension scheme.
Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

	AMSCO Plan		Other Defined Benefit Pension Plans		Other Postretirement Benefits Plan

Three Months Ended December 31,	2015	2014	2015	2014	2015	2014
Service cost	$—	$35	$324	$—	$—	$—
Interest cost	—	471	641	—	148	173
Expected return on plan assets	—	(785)	(506)	—	—	—
Amortization of loss	—	277	—	—	207	180
Settlement	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	(815)	(816)
Net periodic benefit cost	$—	$(2)	$459	$—	$(460)	$(463)

	AMSCO Plan		Other Defined Benefit Pension Plans		Other Postretirement Benefits Plan

Nine Months Ended December 31,	2015	2014	2015	2014	2015	2014
Service cost	$27	$105	$324	—	—	—
Interest cost	560	1,415	641	—	444	518
Expected return on plan assets	(1,008)	(2,355)	(506)	—	—	—
Amortization of loss	602	830	—	—	621	541
Settlement	26,515	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	(2,445)	(2,447)
Net periodic benefit cost	$26,696	$(5)	$459	$—	$(1,380)	$(1,388)

We contribute amounts to the defined benefit pension plans at least sufficient to meet the minimum requirements as stated in applicable employee benefit laws and local tax laws. The United Kingdom schemes are subject to the funding legislation outlined in the Pensions Act 2004 of the United Kingdom. This, together with documents issued by the UK Pensions Regulator, and Guidance Notes adopted by the Financial Reporting Council, set out the framework for funding defined benefit occupational pension schemes in the United Kingdom. The trustees of the schemes are required to act in the best interest of the schemes’ beneficiaries. The appointment of the trustees is determined by the schemes’ trust documentation.
We record liabilities for the difference between the fair value of the plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement benefits plans) on our accompanying condensed Consolidated Balance Sheets.
Finally, the Dutch linen business acquired in the Synergy combination participates in a multi-employer industry-wide defined benefit scheme. Participation in this pension plan is mandatory. The pension scheme is an average pay scheme with a conditional fee (indexation). Indexation of the assets and liabilities granted under the pension scheme takes place only if and insofar as the resources of the fund allow for it and this decision is taken by the pension fund. The pension entitlements under the pension plan are fully reinsured. It is not possible to identify the share of the underlying assets, liabilities, and overall surplus/deficit of the scheme attributable to the business, because the scheme is industry-wide. Under the guidance provided in ASC 715, "Compensation-Retirement Benefits", the scheme is treated as a defined contribution scheme within our financial statements. The total cost charged to the income statement in respect of this scheme was $459 for the three-month and nine-month periods ended December 31, 2015.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

9. Commitments and Contingencies
We are, and will likely continue to be, involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise in the course of our business, given our size, history, complexity, and the nature of our business, products, Customers, regulatory environment, and industries in which we participate. These legal proceedings, investigations and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), commercial claims (e.g., breach of contract, economic loss, warranty, misrepresentation), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.
We believe we have adequately reserved for our current litigation and claims that are probable and estimable, and further believe that the ultimate outcome of these pending lawsuits and claims will not have a material adverse effect on our consolidated financial position or results of operations taken as a whole. Due to their inherent uncertainty, however, there can be no assurance of the ultimate outcome or effect of current or future litigation, investigations, claims or other proceedings (including without limitation the matters discussed below). For certain types of claims, we presently maintain insurance coverage for personal injury and property damage and other liability coverages in amounts and with deductibles that we believe are prudent, but there can be no assurance that these coverages will be applicable or adequate to cover adverse outcomes of claims or legal proceedings against us.
On May 31, 2012, our Albert Browne Limited subsidiary received a warning letter from the FDA regarding chemical indicators manufactured in the United Kingdom. These devices are intended for the monitoring of certain sterilization and other processes. The FDA warning letter states that the agency has concerns regarding operational business processes. We do not believe that the FDA's concerns are related to product performance, or that they result from Customer complaints. We have reviewed our processes with the agency and finalized our remediation measures, and are awaiting FDA reinspection. We do not currently believe that the impact of this event will have a material adverse effect on our financial results.
On December 19, 2014, a purported shareholder of Old STERIS filed a Verified Stockholder Derivative Complaint in the Court of Common Pleas, Cuyahoga County, Ohio (the “Court”), against the members of Old STERIS’s board of directors and certain officers of Old STERIS, challenging the excise tax make-whole payments approved by Old STERIS’s board of directors in connection with the Combination. Old STERIS was named as a nominal defendant in the action. The case is captioned St. Lucie County Fire District Firefighters’ Pension Trust Fund v. Rosebrough, Jr., et al., Case No. CV 14 837749 (the “Action”). On September 28, 2015, the defendants reached an agreement in principle with plaintiff, regarding a settlement of the Action, and that agreement is reflected in a memorandum of understanding. In connection with the contemplated settlement, Old STERIS agreed to make certain additional disclosures related to the make-whole payments, which disclosures were reported on Old STERIS’s Form 8-K dated September 28, 2015, and also agreed not to grant any new stock compensation subject to Section 4985 of the Internal Revenue Code to any of the individual defendants in the Action until six months following the closing date of the Combination. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including the approval of the Court. In addition, in connection with the settlement, the parties have agreed to negotiate in good faith regarding the amount of attorneys’ fees and expenses that shall be paid to plaintiff’s counsel in connection with the Action. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Court will approve any stipulation of settlement. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.
On July 8, 2015, the United States District Court for the Northern District of Ohio issued an Order terminating the April 20, 2010 consent decree entered into by two Company employees and the United States. The consent decree related to U.S. Food and Drug Administration (FDA) allegations regarding the Company’s now discontinued SYSTEM 1® liquid chemical sterilization system. As a result of the termination of the consent decree, the Company is no longer subject to any court order related to its FDA regulatory compliance.
Other civil, criminal, regulatory or other proceedings involving our products or services could possibly result in judgments, settlements or administrative or judicial decrees requiring us, among other actions, to pay damages or fines or effect recalls, or be subject to other governmental, Customer or other third party claims or remedies, which could materially effect our business, performance, prospects, value, financial condition, and results of operations.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

For additional information regarding these matters, see the following portions of Old STERIS's Annual Report on Form 10-K for the year ended March 31, 2015 dated May 27, 2015: “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factor” titled “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Consent Decree”.
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of the applicable statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates.
Additional information regarding our contingencies is included in Item 7 of Part II titled, “Management's Discussion and Analysis of Financial Conditions and Results of Operations,” of Old STERIS’s Annual Report on Form 10-K for the year ended March 31, 2015 dated May 27, 2015, and in Item 1 of Part II of this Form 10-Q titled, “Legal Proceedings.”

10. Business Segment Information

As a result of the Combination with Synergy, we have reassessed the organization of our business. We have concluded that we operate and report in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs.
Our Healthcare Products segment offers infection prevention and procedural solutions for healthcare providers worldwide, including capital equipment and related maintenance and installation services, as well as consumables.
Our Healthcare Specialty Services segment provides a range of specialty services for healthcare providers including hospital sterilization services, instrument and scope repairs, and linen management.
Our Life Sciences segment offers capital equipment and consumable products, and equipment maintenance and specialty services for pharmaceutical manufacturers and research facilities.
Our Applied Sterilization Technologies segment offers a contract sterilization and laboratory services for medical device and pharmaceutical Customers and others.
The accounting policies for reportable segments are the same as those for the consolidated Company. Management evaluates performance and allocates resources based on a segment operating income measure. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which result in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare Products segment is responsible for the management of all but two manufacturing facilities and uses standard cost to sell products to the other segments. Corporate and other includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. Segment operating income excludes certain adjustments which include acquisition related costs, amortization of acquired intangibles, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by excluding these items they gain better insight and greater transparency of the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making.
For the three and nine month periods ended December 31, 2015, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in Old STERIS's consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2015 dated May 27, 2015.
Financial information for each of our reportable segments is presented in the following tables:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues:
Healthcare Products	$317,060	$287,515	$872,028	$823,957
Healthcare Specialty Services	128,326	65,682	264,974	183,219
Life Sciences	82,702	67,997	210,514	185,759
Applied Sterilization Technologies	90,225	50,960	199,753	154,003
Corporate and other	375	1,090	1,218	1,678
Total revenues	$618,688	$473,244	$1,548,487	$1,348,616
Segment operating income:
Healthcare Products	$52,141	$42,720	$120,674	$109,766
Healthcare Specialty Services	7,389	5,195	17,620	11,074
Life Sciences	24,115	16,482	58,448	41,615
Applied Sterilization Technologies	26,766	14,006	60,802	44,792
Corporate and other	(2,648)	(1,406)	(8,580)	(5,310)
Total segment operating income	$107,763	$76,997	$248,964	$201,937
Less: Adjustments
Restructuring charges (1)	$(193)	$(1,076)	$(657)	$(427)
Amortization of acquired intangible assets (2)	15,494	5,845	28,194	22,563
Acquisition and integration related charges (3)	41,726	10,860	77,254	17,556
Amortization of inventory and property "step up" to fair value (2)	4,060	22	4,102	1,310
Settlement of pension obligation (4)	(46)	—	26,470	—
Loss on fair value of contingent consideration	—	—	—	1,998
Total operating income	$46,722	$61,346	$113,601	$158,937
(1) See Note 2 titled, "Restructuring" for more information related to restructuring.
(2) For more information regarding our recent acquisitions see Note 18 titled, "Business Acquisitions", as well as Old STERIS's Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.
(3) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(4) See Note 8 titled, "Benefit Plans" for more information related to the settlement of the pension obligation.
Individual facilities, equipment, and intellectual properties are utilized for production by the Healthcare Products and Life Sciences segments at varying levels over time. As a result, an allocation of total assets, capital expenditures, and depreciation and amortization is not meaningful to the individual performance of these segments. Therefore, their respective amounts are reported together.

	December 31, 2015	March 31, 2015
Assets:
Healthcare Products and Life Sciences	$1,684,872	$1,261,940
Healthcare Specialty Services	753,396	396,579
Applied Sterilization Technologies	1,488,295	436,638
Total reportable segments	3,926,563	2,095,157
Corporate and other	2,521	2,134
Synergy related goodwill not yet allocated (1)	1,421,199	—
Total assets	$5,350,283	$2,097,291
(1) Amount is still preliminary as of December 31, 2015, as valuations have not been finalized. Goodwill will be allocated to the Healthcare Products, Healthcare Specialty Services and Applied Sterilization Technologies business segments.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

	Nine months ended,
	December 31, 2015	December 31, 2014
Capital Expenditures:
Healthcare Products and Life Sciences	$22,120	$20,626
Healthcare Specialty Services	17,533	1,386
Applied Sterilization Technologies	42,457	34,731
Total Reportable Segments	82,110	56,743
Corporate and other	7	14
Total Capital Expenditures	$82,117	$56,757
Depreciation, Depletion, and Amortization:
Healthcare Products and Life Sciences	$34,728	$30,900
Healthcare Specialty Services	20,142	15,961
Applied Sterilization Technologies	35,999	22,552
Total Reportable Segments	90,869	69,413
Corporate and other	56	27
Total Depreciation, Depletion, and Amortization	$90,925	$69,440

Financial information for the United Kingdom, United States and other international countries is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant and equipment, net are those assets that are identified within the operations in each country or area.

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014
Revenues:
United Kingdom	$51,468	$13,421	$73,382	$38,225
United States	438,250	367,059	1,193,940	1,049,892
Other International	128,970	92,764	281,165	260,499
Total Revenues	$618,688	$473,244	$1,548,487	$1,348,616

	December 31, 2015	March 31, 2015
	2015	2015
Property, Plant, and Equipment, Net
United Kingdom	$121,876	$12,816
United States	506,916	441,278
Other International	424,340	38,959
Property, Plant, and Equipment, Net	$1,053,132	$493,053

11. Shares and Preferred Shares

Common and Ordinary Shares
In connection with the Combination, each Old STERIS common shareholder received one ordinary share, par value 10 pence, of the Company for each Old STERIS common share held, and each Synergy ordinary shareholder received 0.4308 ordinary shares, par value 10 pence, of the Company and 439 pence in cash, for each Synergy ordinary share held.
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

calculated using the treasury stock method. The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Denominator (shares in thousands):
Weighted average shares outstanding—basic	77,221	59,475	65,629	59,340
Dilutive effect of share equivalents	491	671	494	653
Weighted average shares outstanding and share equivalents—diluted	77,712	60,146	66,123	59,993

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
(shares in thousands)
Number of share options	293	268	254	367

Preferred Shares
Pursuant to an engagement letter dated October 23, 2015, we issued 100,000 preferred shares, par value of £0.10 ($0.15) each, for an aggregate consideration of £10,000 or approximately $15, in satisfaction of debt owed to a service provider. The holders of the preferred shares are entitled to a fixed cumulative preferential annual dividend of 5 percent on the amount paid periodically on the preferred shares respectively held by them. On a return of capital of the Company whether on liquidation or otherwise, the holders of the preferred shares shall be entitled to receive out of the assets of the Company available for distribution to its shareholders the sum of £0.10 ($0.15) per preferred share plus any accrued but unpaid dividend, but will not be entitled to any further participation in the assets of the Company. The holders of the preferred shares will have no right to attend, speak or vote, whether in person or by proxy, at any general meeting of the Company or any meeting of a class of members of the Company in respect of the preferred shares and will not be entitled to receive any notice of meetings.

12. Repurchases of Shares

During the first nine months of fiscal 2016, we obtained 215,164 of our shares in connection with stock based compensation award programs.

13. Share-Based Compensation

We maintain a long-term incentive plan which we assumed from Old STERIS, that makes available shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and share grants. Prior to the Combination, awards were made in respect of common shares of Old STERIS. In conjunction with the Combination all outstanding common share denominated awards were converted into an equivalent number of Company ordinary share denominated awards, with the same terms and conditions as applied to the replaced awards.

Stock options provide the right to purchase our shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally may cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of December 31, 2015, 2,202,425 shares remained available for grant under the long-term incentive plan.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

The fair value of share-based compensation awards was estimated at their grant date using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The expense is classified as cost of goods sold or selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.

The following weighted-average assumptions were used for options granted during the first nine months of fiscal 2016 and fiscal 2015:

	Fiscal 2016	Fiscal 2015
Risk-free interest rate	1.51%	1.89%
Expected life of options	5.69 years	5.75 years
Expected dividend yield of stock	1.40%	1.87%
Expected volatility of stock	25.06%	29.86%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of our historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 1.55% and 1.46% was applied in fiscal 2016 and 2015, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2015	1,759,890	$37.03
Granted	366,700	66.88
Exercised	(337,982)	32.25
Forfeited	(37,461)	54.61
Canceled	(500)	24.45
Outstanding at December 31, 2015	1,750,647	$43.83	6.5 years	$55,160
Exercisable at December 31, 2015	997,531	$34.34	4.9 years	$40,902

We estimate that 741,954 of the non-vested stock options outstanding at December 31, 2015 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $75.34 closing price of our ordinary shares on December 31, 2015 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.

The total intrinsic value of stock options exercised during the first nine months of fiscal 2016 and fiscal 2015 was $12,221 and $22,289, respectively. Net cash proceeds from the exercise of stock options were $10,908 and $19,245 for the first nine months of fiscal 2016 and fiscal 2015, respectively. The tax benefit from shared-based compensation was $5,909 and $8,880 for the first nine months of fiscal 2016 and fiscal 2015, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

The weighted average grant date fair value of stock option grants was $14.66 and $13.41 for the first nine months of fiscal 2016 and fiscal 2015, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of December 31, 2015 and 2014 was $2,527 and $2,073, respectively.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2015	851,173	32,800	$42.98
Granted	277,483	22,405	68.16
Vested	(205,453)	(12,071)	39.73
Canceled	(44,821)	(1,493)	49.84
Non-vested at December 31, 2015	878,382	41,641	$51.61

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first nine months of fiscal 2016 was $7,913.

Restricted share units carry generally the same terms and vesting requirements as restricted stock except that they may be settled in stock or cash upon vesting. Those that are settled in cash are classified as liabilities. All outstanding cash-settled restricted share units vested in the first quarter of fiscal 2016 and the only remaining outstanding restricted stock units are stock settled. The fair value of outstanding cash-settled restricted share units as of March 31, 2015 was $334. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

As of December 31, 2015, there was a total of $36,581 in unrecognized compensation cost related to nonvested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.3 years.

14. Financial and Other Guarantees

We generally offer a limited parts and labor warranty on capital equipment. The specific terms and conditions of those warranties vary depending on the product sold and the countries where we conduct business. We record a liability for the estimated cost of product warranties at the time product revenues are recognized. The amounts we expect to incur on behalf of our Customers for the future estimated cost of these warranties are recorded as a current liability on the accompanying Consolidated Balance Sheets. Factors that affect the amount of our warranty liability include the number and type of installed units, historical and anticipated rates of product failures, and material and service costs per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

Changes in our warranty liability during the first nine months of fiscal 2016 were as follows:

Balance, March 31, 2015	$5,579
Warranties issued during the period	8,063
Settlements made during the period	(8,138)
Balance, December 31, 2015	$5,504

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $31,687 and $30,720

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

as of December 31, 2015 and March 31, 2015, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

15. Derivatives and Hedging

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At December 31, 2015, we held foreign currency forward contracts to buy 9 million Canadian dollars, 90 million Mexican pesos, and 4.5 million British pounds sterling. At December 31, 2015, we held commodity swap contracts to buy 181.2 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	December 31, 2015	March 31, 2015	December 31, 2015	March 31, 2015
Prepaid & Other	$—	$12	$—	$—
Accrued expenses and other	$—	$—	$759	$616

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended December 31,		Nine Months Ended December 31,
		2015	2014	2015	2014
Foreign currency forward contracts	Selling, general and administrative	$(380)	$(513)	$(642)	$(660)
Commodity swap contracts	Cost of revenues	$(159)	$(100)	$(491)	$214

Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $135,121 at December 31, 2015. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

16. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at December 31, 2015 and March 31, 2015:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

			Fair Value Measurements at December 31, 2015 and March 31, 2015 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	December 31	March 31	December 31	March 31	December 31	March 31	December 31	March 31
Assets:
Cash and cash equivalents (1)	$231,360	$167,689	$207,525	$148,944	$23,835	$18,745	$—	$—
Forward and swap contracts (2)	—	12	—	—	—	12	—	—
Investments (3)	7,579	8,332	7,579	8,332	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$759	$616	$—	$—	$759	$616	$—	$—
Deferred compensation plans (3)	2,707	3,757	2,707	3,757	—	—	—	—
Long term debt (4)	1,639,461	621,075	—	—	1,642,034	641,131	—	—
Contingent consideration obligations (5)	4,557	2,500	—	—	—	—	4,557	2,500

(1) Money market fund holdings are classified as level two as active market quoted prices are not available.
(2) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(3) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the value of the investment are recognized each period based on the fair value of the investment.
(4) We estimate the fair value of our principal amount of long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.
(5) Contingent consideration obligations arise from prior business acquisitions. The fair values are based on discounted cash flow analyses reflecting the possible achievement of specified performance measures or events and captures the contractual nature of the contingencies, commercial risk, and the time value of money. Contingent consideration obligations are classified in the consolidated balance sheets as accrued expense (short-term) and other liabilities (long-term), as appropriate based on the contractual payment dates.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2015 are summarized as follows:

Contingent Consideration
Balance at March 31, 2015	$2,500
Liabilities assumed as result of combination with Synergy	1,561
Additions	800
Payments	(122)
Foreign currency translation adjustments (1)	(182)
Balance at December 31, 2015	$4,557

(1) Reported in other comprehensive income (loss).

Information regarding our investments is as follows:

			Investments at December 31, 2015 and March 31, 2015
	Cost		Unrealized Gains		Unrealized Losses (2)		Fair Value

	December 31	March 31	December 31	March 31	December 31	March 31	December 31	March 31
Available-for-sale securities:
Marketable equity securities (1)	$4,681	$4,681	$252	$—	$—	$—	$4,933	$4,681
Mutual funds	1,994	2,677	652	974	—	—	2,646	3,651
Total available-for-sale securities	$6,675	$7,358	$904	$974	$—	$—	$7,579	$8,332
(1) Our marketable equity securities have been in a unrealized loss position for less than 12 months.
(2) Amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

17. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and nine months ended December 31, 2015 were as follows:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Foreign Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$(332)	$1,068	$7,760	$(8,889)	$(66,891)	$(58,848)	$(59,463)	$(66,669)
Other Comprehensive Income (Loss) before reclassifications	(147)	(1,664)	(837)	32,100	(14,593)	(22,636)	(15,577)	7,800
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	158	275	460	(15,828)	—	—	618	(15,553)
Net current-period Other Comprehensive Income (Loss)	11	(1,389)	(377)	16,272	(14,593)	(22,636)	(14,959)	(7,753)
Balance at December 31, 2015	$(321)	$(321)	$7,383	$7,383	$(81,484)	$(81,484)	$(74,422)	$(74,422)

Details of amounts reclassified from Accumulated Other Comprehensive Income (Loss) are as follows:

(1) Realized gain (loss) on available for sale securities is reported in the interest income and miscellaneous expense line of the Consolidated Statements of Income.
(2) Amortization (gain) and settlement of defined benefit pension items is reported in the selling, general and administrative expense line of the Consolidated Statements of Income.
(3) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

18. Business Acquisitions

Synergy Health plc
On November 2, 2015, STERIS acquired all outstanding shares of Synergy in a cash and stock transaction valued at £24.80 ($38.17) per Synergy share, or a total of approximately $2.3 billion based on the low trading price of Old STERIS’s stock of $73.02 per share on November 2, 2015. The Combination brings together businesses that will generate revenues from over 60 countries, employ approximately 14,000 employees, and are geographically complementary. The Combination is expected to result in cost savings from optimizing global back-office infrastructure, leveraging best-demonstrated practices across plants, in-sourcing consumables, and eliminating redundant public company costs. Total costs of approximately $63,174 before tax, were incurred during the first nine months of fiscal year 2016 related to the Combination and are reported in selling, general and administrative expense.
Total consideration for the transaction is presented in the table below. At the closing date, vested share option awards remained outstanding under Synergy's Save As You Earn Plans ("SAYE"). In accordance with the provisions of SAYE, vested option awards may be exercised to the extent that the exercise price funds have been accumulated in accordance with the option holder's savings contract. The number of Synergy shares that are expected to be issued have been estimated and have been fair valued based on the same cash and stock consideration available to other Synergy shareholders at the time of the Combination.

Cash consideration	$402,494
STERIS plc shares (25,848,798 ordinary shares estimated to be issued)	1,887,479
Fair value of consideration available to vested Synergy share option holders	3,626
Total purchase consideration	$2,293,599

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

The acquisition of Synergy has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Acquisition accounting is dependent upon certain valuations and other studies that have yet to commence or progress to a stage where there is sufficient information for a definitive measurement. The process for estimating the fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates.
The entire purchase price allocation for Synergy is preliminary. As we finalize the fair value of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. The finalization of the purchase accounting assessment will result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the our results of operations and financial position. Goodwill will be allocated to the Healthcare Products, Healthcare Specialty Services, and Applied Sterilization Technologies segments. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce, which are further described above. Goodwill recognized as a result of the acquisition is not deductible for tax purposes.
Other Fiscal 2016 Acquisitions
On July 31, 2015 we acquired all of the outstanding shares of General Econopak, Inc. (“Gepco”) for a purchase price of $176,260 in cash, subject to a customary working capital adjustment. Gepco is a Pennsylvania-based manufacturer of product solutions in the areas of sterility maintenance, barrier protection, and sterile cleanroom products for pharmaceutical, biotechnology and veterinary Customers. Gepco is being integrated into our Life Sciences business segment. The purchase price was financed through a combination of credit facility borrowings and cash on hand. The allocation of premium to intangibles and goodwill is preliminary and will be finalized after the valuation reports are completed. We anticipate that the acquisition will qualify for joint election tax benefit under Section 338 (h)(10) of the Internal Revenue Code. We recorded $2,379 of acquisition related costs, which are reported in selling, general and administrative expense.
On June 12, 2015 we acquired the capital stock of Black Diamond Video, Inc. ("Black Diamond"), a California-based developer and provider of operating room integration systems. The purchase price was approximately $46,766, which includes deferred consideration of $5,870, to be paid approximately twelve months after the closing date, and contingent consideration of $800, and is subject to a working capital adjustment. The transaction consideration paid at closing was funded with cash on hand. Black Diamond is being integrated into our Healthcare Products business segment. The allocation of premium to intangibles and goodwill is preliminary and will be finalized after the valuation reports are completed.
We also completed several other minor purchases that continued to expand our service offerings in the Healthcare Products, Healthcare Specialty Services and Life Sciences segments. The aggregate purchase price associated with these transactions was approximately $41,344, including potential contingent consideration of $1,760.
The Consolidated Financial Statements include the operating results of these fiscal 2016 acquisitions from the acquisition dates. Pro-forma results of operations for the fiscal 2015 periods have not been presented because the effects of the acquisition were not material to our financial results. Acquisition related costs associated with fiscal 2016 acquisitions with the exception of Synergy and Gepco, have not been significant.
Fair Value of Assets Acquired and Liabilities Assumed
The table below presents the preliminary estimated fair values of assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will be revised during the measurement period as third-party valuations are finalized, additional information becomes available and as additional analyzes are performed, and these differences could have a material impact on our results of operations and financial position.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

	Synergy (1)	Gepco (1)	Black Diamond (1)	Other Acquisitions
Cash	$53,057	$1,108	$—	$—
Accounts receivable	104,666	4,161	2,966	3,859
Inventory	30,074	1,926	3,309	1,108
Property, plant and equipment	534,879	946	607	1,979
Other assets	19,708	1,621	43	—
Intangible assets	806,526	67,189	13,500	13,631
Goodwill	1,415,274	100,782	36,654	22,093
Total assets acquired	2,964,184	177,733	57,079	42,670
Current liabilities	(110,727)	(1,473)	(4,525)	(1,277)
Long-term indebtedness	(321,082)	—	—	—
Other non-current liabilities	(230,020)	—	(5,788)	(49)
Total liabilities assumed	(661,829)	(1,473)	(10,313)	(1,326)
Net assets acquired	$2,302,355	$176,260	$46,766	$41,344
(1) Purchase price allocation is still preliminary as of December 31, 2015, as valuations have not been finalized.
Intangible assets acquired in the Synergy acquisition consist of trade names, technology and Customer relationships. Preliminary values and useful lives are presented in the table below.

	Total (1)	Useful Live
Customer relationships	$717,254	10-17 years
Trade names	64,645	10 years
Technology	24,627	7 years
Total intangible assets acquired	$806,526
(1) Amounts are preliminary as of December 31, 2015, as valuations have not been finalized.
Contingent liabilities assumed as part of the Combination total $7,082 and are included within accrued expenses and other and other liabilities in the condensed consolidated balance sheet. These contingent liabilities include $5,521 related to income taxes (including uncertain tax positions) and $1,561 related to contingent consideration associated with prior acquisitions completed by Synergy. Contingent liabilities are recorded at their estimated fair values, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting. See note 16, titled "Fair Value Measurements" to the condensed consolidated financial statements for additional information on contingent liabilities. The estimated fair values noted above are preliminary and are subject to change upon finalization of the purchase accounting assessment and may have a material impact on the our results of operations and financial position.
Actual and Pro Forma Impact
Our consolidated financial statements include Synergy's results of operations from the date of acquisition on November 2, 2015 through December 31, 2015. Net sales and operating income (loss) attributable to Synergy during this period and included in our consolidated financial statements for the three and nine month periods ended December 31, 2015 total $103,052 and $(1,659), respectively.
The following unaudited pro forma information gives effect to our acquisition of Synergy as if the acquisition had occurred on April 1, 2014 and Synergy had been included in our consolidated results of operations for the three and nine month periods ended December 31, 2015 and December 31, 2014.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2015 and 2014
(dollars in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	(unaudited)		(unaudited)
	2015	2014	2015	2014
Net revenues	$681,254	$638,857	$1,928,779	$1,831,740
Net income from continuing operations	45,190	39,406	118,388	111,046
The historical consolidated financial information of STERIS and Synergy has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) expected to have a continuing impact on the combined results. In order to reflect the occurrence of the acquisition on April 1, 2014 as required, the unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up, the incremental depreciation from the fair value adjustments to property, plant and equipment, and the incremental intangible asset amortization to be incurred based on preliminary valuations of assets acquired. Adjustments to financing costs and income tax expense also were made to reflect the capital structure and anticipated effective tax rate of the combined entity. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the period presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings.
19. Related Party Transactions

On October 26, 2015, in connection with the consummation of the Combination, Dr. Richard Steeves, Group Executive Officer and Director of Synergy, elected to exercise employee stock options and hold the resulting Synergy shares. This exercise created an obligation on the part of Dr. Steeves totaling £3.1 million for income taxes and United Kingdom National Insurance contributions to be remitted by Synergy on his behalf, as well as the option exercise price. Synergy’s past practice, when requested by the employee who elected to exercise stock options and hold the resulting shares, was to pay income taxes and U.K. National Insurance contributions when due and obtain reimbursement from the employee for such taxes and the option exercise price within 90 days from the date of remittance. Upon completion of the Combination on November 2, 2015, Dr. Steeves ceased to be the Group Executive Officer and a Director of Synergy and became a non-executive Director of STERIS plc.
Pursuant to the terms of the Combination, Dr. Steeves received STERIS plc shares and cash proceeds on November 6, 2015 in exchange for his Synergy equity holdings. The amount of the cash proceeds was £1.25 million, which was retained by Synergy and applied to his obligation, thereby reducing it to £1.86 million. Synergy remitted the £3.1 million of income taxes and U.K. National Insurance contributions to the appropriate United Kingdom agencies on November 20, 2015. Dr. Steeves remitted the balance of £1.86 million to Synergy on January 27, 2016 in satisfaction of his obligation to reimburse Synergy for the sums remitted by Synergy on his behalf. The arrangement between Dr. Steeves and Synergy effectively created a receivable that, under U.S. GAAP, was considered a loan. Loans by a public company to its executive officers and directors are prohibited under the Sarbanes-Oxley Act of 2002 and are also prohibited by the Company’s corporate governance policies and procedures. STERIS Corporation was not aware at the time of the closing of the Combination that Synergy had agreed to defer to a later date Dr. Steeves's obligation to reimburse the income taxes and U.K. National Insurance contributions and the option exercise price. Senior management learned of the arrangement when it was identified in the Company’s quarterly internal controls processes.
Prepaid expenses and other current assets in the Company’s consolidated balance sheet includes the amount outstanding from Dr. Steeves, as well as a further amount due from another Synergy employee who also elected to exercise and hold Synergy shares immediately prior to the completion of the Combination. The other employee is neither an executive officer nor director of the Company. This additional amount was $368, which resulted in total receivables for both option exercises of $5,152 and $3,117 as of the November 2, 2015 acquisition date and December 31, 2015, respectively. The December 31, 2015 balances were remitted to Synergy in January 2016 and as a result of the repayments, no such amounts remain outstanding.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
STERIS plc

We have reviewed the consolidated balance sheet of STERIS plc and subsidiaries (“STERIS”), the successor registrant to STERIS Corporation, as of December 31, 2015 and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended December 31, 2015 and 2014, and the consolidated statements of cash flows for the nine-month periods ended December 31, 2015 and 2014. These financial statements are the responsibility of STERIS management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS plc and subsidiaries as of March 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated May 27, 2015. In our opinion, the accompanying consolidated balance sheet of STERIS plc and subsidiaries as of March 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 9, 2016

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), we explain the general financial condition and the results of operations for STERIS including:

•	what factors affect our business;

•	what our earnings and costs were in each period presented;

•	why those earnings and costs were different from prior periods;

•	where our earnings came from;

•	how this affects our overall financial condition;

•	what our expenditures for capital projects were; and

•	where cash will come from to fund future debt principal repayments, growth outside of core operations, repurchase common shares, pay cash dividends and fund future working capital needs.

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the third quarter and first nine months of fiscal 2016 and fiscal 2015. It may also be helpful to read the MD&A in Old STERIS's Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015. In the MD&A, the period-over-period changes in the specific line items in the Consolidated Statements of Income are analyzed and explained. This analysis may be important to you in making decisions about your investments in STERIS.

Financial Measures

In the following sections of the MD&A, we may, at times, refer to financial measures that are not required to be presented in the consolidated financial statements under U.S. GAAP. We sometimes use the following financial measures in the context of this report: backlog; debt-to-total capital; net debt-to-total capital; and days sales outstanding. We define these financial measures as follows:

•
Backlog – We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. We use this figure as a measure to assist in the projection of short-term financial results and inventory requirements.

•
Debt-to-total capital – We define debt-to-total capital as total debt divided by the sum of total debt and shareholders’ equity. We use this figure as a financial liquidity measure to gauge our ability to borrow and fund growth.

•
Net debt-to-total capital – We define net debt-to-total capital as total debt less cash (“net debt”) divided by the sum of net debt and shareholders’ equity. We also use this figure as a financial liquidity measure to gauge our ability to borrow and fund growth.

•
Days sales outstanding (“DSO”) – We define DSO as the average collection period for accounts receivable. It is calculated as net accounts receivable divided by the trailing four quarters’ revenues, multiplied by 365 days. We use this figure to help gauge the quality of accounts receivable and expected time to collect.

We, at times, may also refer to financial measures which are considered to be “non-GAAP financial measures” under SEC rules. We have presented these financial measures because we believe that meaningful analysis of our financial performance is enhanced by an understanding of certain additional factors underlying that performance. These financial measures should not be considered an alternative to measures required by accounting principles generally accepted in the United States. Our calculations of these measures may differ from calculations of similar measures used by other companies and you should be careful when comparing these financial measures to those of other companies. Additional information regarding these financial measures, including reconciliations of each non- GAAP financial measure, is available in the subsection of MD&A titled, "Non-GAAP Financial Measures."

Revenues – Defined

As required by Regulation S-X, we separately present revenues generated as either product revenues or service revenues on our Consolidated Statements of Income for each period presented. When we discuss revenues, we may, at times, refer to revenues summarized differently than the Regulation S-X requirements. The terminology, definitions, and applications of terms that we use to describe revenues may be different from terms used by other companies. We use the following terms to describe revenues:

•	Revenues – Our revenues are presented net of sales returns and allowances.

•	Product Revenues – We define product revenues as revenues generated from sales of consumable and capital equipment products.

•
Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment. Service revenues also include hospital sterilization services, instrument and scope repairs, and linen management as well as revenues generated from contract sterilization and laboratory services offered through our Applied Sterilization Technologies segment.

•
Capital Revenues – We define capital revenues as revenues generated from sales of capital equipment, which includes steam sterilizers, low temperature liquid chemical sterilant processing systems, including SYSTEM 1 and 1E, washing systems, VHP® technology, water stills, and pure steam generators; surgical lights and tables; and integrated OR.

•
Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes SYSTEM 1 and 1E consumables, V-Pro consumables, gastrointestinal endoscopy accessories, sterility assurance products, skin care products, cleaning consumables, and surgical instruments.

•	Recurring Revenues – We define recurring revenues as revenues generated from sales of consumable products and service revenues.

General Company Overview and Executive Summary
STERIS plc, a public limited company organized under the laws of England and Wales, was incorporated on October 9, 2014 as a private limited company under the name New STERIS Limited and was re-registered effective November 2, 2015 as a public limited company under the name STERIS plc. New STERIS Limited was established to effect the combination (“Combination”) of STERIS Corporation, an Ohio corporation (“Old STERIS”), and Synergy Health plc, a public limited company organized under the laws of the England and Wales (“Synergy”). This Combination closed on November 2, 2015 and as a result STERIS plc became the ultimate parent company of Old STERIS and Synergy. Synergy has been re-registered under the name Synergy Health Limited. The Combination was accounted for in the consolidated financial statements as a merger between entities under common control; accordingly the historical consolidated financial statements of Old STERIS for periods prior to November 2, 2015 are considered to be the historical financial statements of STERIS plc.
Due to the timing of the closing of the Combination, the results of Synergy are only reflected in the results of operations of the Company from November 2, 2015 forward, which will affect comparability to the prior period historical operations of the Company throughout this quarterly report on Form 10-Q.
As a result of the Combination, we have reorganized our operations into four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. We describe our business segments in note 10 to our consolidated financial statements titled, “Business Segment Information.”
Our mission is to help our Customers create a healthier and safer world by providing innovative healthcare and life science product and service solutions around the globe. Our dedicated employees around the world work together to supply a broad range of solutions by offering a combination of capital equipment, consumables, medical devices and services to healthcare, pharmaceutical, industrial, and governmental Customers.
The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. In addition, each of our core industries is experiencing specific trends that could increase demand. Within healthcare, there is increased concern regarding the level of hospital-acquired infections around the world. The pharmaceutical industry has been impacted by increased FDA scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. The aging population increases the demand for medical procedures, which increases the consumption of single use medical devices and surgical kits processed by our Applied Sterilization Technologies segment.
We are actively pursuing new opportunities to adapt our proven technologies to meet the changing needs of the global marketplace.
We also are pursuing a strategy of expanding into adjacent markets with acquisitions in the Healthcare Products, Healthcare Specialty Services and Life Sciences segments. On July 31, 2015 we acquired all of the outstanding shares of General Econopak, Inc. (“Gepco”) a Pennsylvania-based manufacturer of consumable product solutions in the areas of sterility maintenance, barrier protection, and sterile cleanroom products for pharmaceutical, biotechnology and veterinary Customers. On June 12, 2015 we acquired the capital stock of Black Diamond Video, Inc. ("Black Diamond"), a California-based developer and provider of operating room integration systems. We also completed several other minor purchases that continued to expand our service offerings in the Healthcare Products, Healthcare Specialty Services and Life Sciences segments.

Fiscal 2016 third quarter revenues were $618.7 million representing an increase of 30.7% over the fiscal 2015 third quarter revenues of $473.2 million, reflecting growth within all reportable business segments including growth resulting from the Combination. Fiscal 2016 first nine months revenues were $1,548.5 million representing an increase of 14.8% over the first nine months of fiscal 2015 revenues of $1,348.6 million, reflecting growth within all reportable business segments including growth resulting from the Combination.
Fiscal 2016 third quarter gross margin percentage was 38.5% compared with 41.7% for the fiscal 2015 third quarter, while fiscal 2016 first nine months gross margin percentage was 40.8% compared with 41.6% for the first nine months of fiscal 2015. As anticipated, the addition of Synergy's hospital sterilization services and linen management business is a key factor in the declines in gross margin percentages. Gross margin percentages in the third quarter and first nine months of fiscal 2016 were favorably impacted by favorable currency movements and pricing.
Fiscal 2016 third quarter operating income was $46.7 million, compared to fiscal 2015 third quarter operating income of $61.3 million. Fiscal 2016 first nine months operating income was $113.6 million compared to the fiscal 2015 first nine months operating income of $158.9 million. Contributing to these decreases were additional acquisition costs related to our Combination with Synergy of $29.4 million and $58.9 million, in the third quarter and year to date fiscal 2016 periods, respectively, over the prior year periods. In addition, we incurred $26.5 million in the second quarter of fiscal 2016 in connection with a settlement of a legacy pension obligation (see Note 8 to our financial statements titled ,"Benefit Plans" for more information).
Cash flows from operations were $104.6 million and free cash flow was $22.9 million in the first nine months of fiscal 2016 compared to cash flows from operations of $165.2 million and free cash flow of $109.3 million in the first nine months of fiscal 2015. The decreases in cash flow from operations are primarily due to expenses related to the Combination with Synergy and other acquisitions. In addition, cash flow from operations was reduced by an increase in the amount paid in fiscal 2016 over fiscal 2015 related to our annual compensation program and a pension contribution made in connection with the settlement of a legacy pension obligation (see Note 8 to our financial statements titled,"Benefit Plans" for more information on the pension obligation settlement). Free cash flow was impacted by the decline in cash flow from operations as well as an increase in purchases of property, plant, equipment and intangibles. Our debt-to-total capital ratio was 35.5% at December 31, 2015 and 36.7% at March 31, 2015. During the first nine months of fiscal 2016, we declared and paid quarterly cash dividends of $0.73 per common share.
Additional information regarding our financial performance during the fiscal third quarter and first nine months of 2016 is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2016, our revenues were unfavorably impacted by $7.3 million, or 1.4%, and income before taxes was favorably impacted by $7.2 million, or 21.6%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2016, our revenues were unfavorably impacted by $23.8 million, or 1.6%, and income before taxes was favorably impacted by $18.1 million, or 17.6%, as a result of foreign currency movements relative to the U.S. dollar.

NON-GAAP FINANCIAL MEASURES
We, at times, refer to financial measures which are considered to be “non-GAAP financial measures” under SEC rules. We, at times, also refer to our results of operations excluding certain transactions or amounts that are non-recurring or are not indicative of future results, in order to provide meaningful comparisons between the periods presented.
These non-GAAP financial measures are not intended to be, and should not be, considered separately from or as an alternative to the most directly comparable GAAP financial measures.
These non-GAAP financial measures are presented with the intent of providing greater transparency to supplemental financial information used by management and the Board of Directors in their financial analysis and operational decision-making. These amounts are disclosed so that the reader has the same financial data that management uses with the belief that it will assist investors and other readers in making comparisons to our historical operating results and analyzing the underlying performance of our operations for the periods presented.
We believe that the presentation of these non-GAAP financial measures, when considered along with our GAAP financial measures and the reconciliation to the corresponding GAAP financial measures, provide the reader with a more complete understanding of the factors and trends affecting our business than could be obtained absent this disclosure. It is important for the reader to note that the non-GAAP financial measure used may be calculated differently from, and therefore may not be comparable to, a similarly titled measure used by other companies.
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments and growth outside of core operations, pay cash dividends and repurchase shares. The following table summarizes the calculation of our free cash flow for the nine month periods ended December 31, 2015 and 2014:

	Nine Months Ended December 31,
(dollars in thousands)	2015	2014
Net cash flows provided by operating activities	$104,619	$165,210
Purchases of property, plant, equipment and intangibles, net	(82,117)	(56,757)
Proceeds from the sale of property, plant, equipment and intangibles	400	812
Free cash flow	$22,902	$109,265

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and the first nine months of fiscal 2016 compared with the same fiscal 2015 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three and nine months ended December 31, 2015 to the revenues for the three and nine months ended December 31, 2014:

	Three Months Ended December 31,			Percent
(dollars in thousands)	2015	2014	Change	Change
Total revenues	$618,688	$473,244	$145,444	30.7%

Revenues by type:
Capital equipment revenues	167,718	151,217	16,501	10.9%
Consumable revenues	137,438	116,068	21,370	18.4%
Service revenues	313,532	205,959	107,573	52.2%

Revenues by geography:
United Kingdom revenues	51,468	13,421	38,047	283.5%
United States revenues	438,250	367,059	71,191	19.4%
Other foreign revenues	128,970	92,764	36,206	39.0%

	Nine Months Ended December 31,			Percent
(dollars in thousands)	2015	2014	Change	Change
Total revenues	$1,548,487	$1,348,616	$199,871	14.8%

Revenues by type:
Capital equipment revenues	437,975	415,100	22,875	5.5%
Consumable revenues	373,633	339,470	34,163	10.1%
Service revenues	736,879	594,046	142,833	24.0%

Revenues by geography:
United Kingdom revenues	73,382	38,225	35,157	92.0%
United States revenues	1,193,940	1,049,892	144,048	13.7%
Other foreign revenues	281,165	260,499	20,666	7.9%
Quarter over Quarter Comparison

Revenues increased $145.4 million, or 30.7%, to $618.7 million for the quarter ended December 31, 2015, as compared to $473.2 million for the same quarter in the prior year. This increase is attributable to growth within all reportable business segments. Recent acquisitions contributed 25.4% and impacted all three revenue types. Capital equipment revenues increased 10.9% in the fiscal 2016 third quarter over the fiscal 2015 third quarter. This increase is primarily attributable to strong growth within the United States. Consumable revenues increased 18.4% for the quarter ended December 31, 2015, as compared to the prior year quarter, driven largely by growth within the United States and United Kingdom. Service revenues increased 52.2% in the third quarter of fiscal 2016 primarily driven by growth within the Europe, Middle East, and Africa region ("EMEA") and United States.
United Kingdom revenues increased $38.0 million, or 283.5%, to $51.5 million for the quarter ended December 31, 2015, as compared to $13.4 million for the same prior year quarter. This increase reflects growth in both consumable and service revenues and is primarily attributable to the Synergy acquisition.
United States revenues increased $71.2 million, or 19.4%, to $438.3 million for the quarter ended December 31, 2015, as compared to $367.1 million for the same prior year quarter. This increase reflects growth in capital equipment, consumable and service revenues.

Revenues from other foreign locations increased $36.2 million, or 39.0%, to $129.0 million, for the quarter ended December 31, 2015, as compared to $92.8 million for the same prior year period with growth in the EMEA, Asia Pacific and Latin American regions, partially offset by a decline in Canada.
First Nine Months over First Nine Months Comparison

Revenues increased $199.9 million or 14.8% to $1,548.5 million for the first nine months of fiscal 2016, as compared to $1,348.6 million for the same prior year period. This increase is attributable to growth within all reportable business segments. Recent acquisitions contributed 9.8% and impacted all three revenue types. Capital equipment revenues for the first nine months of fiscal 2016 increased $22.9 million or 5.5% compared to the prior year period. Consumable revenues for the first nine months of fiscal 2016 increased 10.1% over the first nine months of fiscal 2015. These increases in both capital equipment and consumable revenues were primarily attributable to growth within the United States. Service revenues during the first nine months of fiscal 2016 increased 24.0% over the first nine months of fiscal 2015 primarily driven by growth within the United States and the EMEA region.
United Kingdom revenues for the first nine months of fiscal 2016 were $73.4 million, an increase of $35.2 million or 92.0% over the the first nine months of fiscal 2015 revenues of $38.2 million. This increase reflects growth in both consumable and service revenues and is primarily attributable to the Synergy acquisition.
United States revenues for the first nine months of fiscal 2016 were $1,193.9 million, an increase of 13.7% over the first nine months of fiscal 2015 revenues of $1,049.9 million. This increase reflects growth in capital equipment, consumable and service revenues.

Revenues from other foreign locations increased $20.7 million, or 7.9%, to $281.2 million for the nine months ended December 31, 2015, as compared to $260.5 million for the same prior year period with growth in the EMEA and Asia Pacific regions, partially offset by declines in Canada and Latin American region.
Revenues by segment are further discussed in the section of MD&A titled, "Business Segment Results of Operations."

Gross Profit. The following tables compare our gross profit for the three and nine months ended December 31, 2015 to the three and nine months ended December 31, 2014:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2015	2014
Gross profit:
Product	$139,581	$117,121	$22,460	19.2%
Service	98,600	80,035	18,565	23.2%
Total gross profit	$238,181	$197,156	$41,025	20.8%
Gross profit percentage:
Product	45.7%	43.8%
Service	31.4%	38.9%
Total gross profit percentage	38.5%	41.7%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2015	2014
Gross profit:
Product	$368,089	$331,440	$36,649	11.1%
Service	263,503	229,801	33,702	14.7%
Total gross profit	$631,592	$561,241	$70,351	12.5%
Gross profit percentage:
Product	45.4%	43.9%
Service	35.8%	38.7%
Total gross profit percentage	40.8%	41.6%
Our gross margin percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross margin increased $41.0 million and declined 320 basis points as a percentage of revenues in the fiscal 2016 third quarter as compared to the fiscal 2015 third quarter. Gross margin increased $70.4 million and declined 80 basis points as a percentage of revenues in the fiscal 2016 year to date period as compared to the same period of fiscal 2015. As anticipated, the addition of Synergy’s hospital sterilization services and linen management businesses is a key factor in the declines in gross margin percentages. Gross margin percentages were favorably impacted by foreign currency movements of 150 basis points and 140 basis points in the three and nine month periods of fiscal 2016, respectively. Pricing was favorable by 50 basis points and 30 basis points in the three and nine month periods of fiscal 2016, respectively.

Operating Expenses. The following tables compare our operating expenses for the three and nine months ended December 31, 2015 to the three and nine months ended December 31, 2014:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2015	2014
Operating expenses:
Selling, general, and administrative	$177,319	$122,370	$54,949	44.9%
Research and development	14,334	14,549	(215)	(1.5)%
Restructuring expenses	(194)	(1,109)	915	NM
Total operating expenses	$191,459	$135,810	$55,649	41.0%
NM - Not meaningful.

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2015	2014
Operating expenses:
Selling, general, and administrative	$476,613	$362,350	$114,263	31.5%
Research and development	42,354	39,964	2,390	6.0%
Restructuring expenses	(976)	(10)	(966)	NM
Total operating expenses	$517,991	$402,304	$115,687	28.8%

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 44.9% in the third quarter of fiscal 2016 over the third quarter of fiscal 2015, and increased 31.5% in the first nine months of fiscal 2016 over the first nine months of fiscal 2015. Contributing to these increases were additional acquisition and integrations costs related to recent acquisitions, including Synergy, of $30.9 million and $59.7 million, quarter to date and year to date, respectively, over the prior year periods. Higher amortization of acquired intangible assets also contributed to the increase in SG&A in both periods. In addition, we incurred $26.5 million in the second quarter of fiscal 2016 in connection with the settlement of a legacy pension obligation (see Note 8 to our financial statements titled, "Benefit Plans" for more information).
For the three month period ended December 31, 2015, research and development expenses decreased 1.5% over the same prior year period. For the first nine months of fiscal 2016, research and development expenses were $42.4 million, representing an increase of 6.0% compared to the same fiscal 2015 period. The increase in the fiscal 2016 nine month period is attributable to additional spending in connection with the development of healthcare products and accessories. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2016, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Restructuring Expenses. During the fourth quarter of fiscal 2014, Old STERIS's adopted and announced a targeted restructuring plan primarily focused on the closure of its Hopkins manufacturing facility located in Mentor, Ohio (the “Fiscal 2014 Restructuring Plan”). As a result of this plan, operations located at Hopkins have been transfered to other North American locations. We believe that by closing the operations at Hopkins we will more effectively utilize our existing North American manufacturing network while reducing operating costs.
Since the inception of the Fiscal 2014 Restructuring Plan, we have incurred pre-tax expenses totaling $18.8 million related to these actions, of which $10.7 million was recorded as restructuring expenses and $8.1 million was recorded in cost of revenues. These actions are intended to enhance profitability and improve efficiencies. We do not expect to incur any significant additional restructuring expenses related to this plan.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expenses, net for the three and nine month periods ended December 31, 2015 and December 31, 2014:

	Three Months Ended December 31,
(dollars in thousands)	2015	2014	Change
Non-operating expenses, net:
Interest expense	$17,706	$4,822	$12,884
Interest income and miscellaneous expense	(406)	(417)	11
Non-operating expenses, net	$17,300	$4,405	$12,895

	Nine Months Ended December 31,
(dollars in thousands)	2015	2014	Change
Non-operating expenses, net:
Interest expense	$31,312	$14,452	$16,860
Interest income and miscellaneous expense	(1,116)	(673)	(443)
Non-operating expenses, net	$30,196	$13,779	$16,417

Interest expense during the fiscal 2016 periods increased due to higher interest costs from our May 2015 issuance of senior notes in a private placement and additional borrowings under our credit facilities to fund acquisitions and the operations of acquired companies. Interest income and miscellaneous expense is immaterial.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three and nine months ended December 31, 2015 to the three and nine months ended December 31, 2014:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2015	2014
Income tax expense	$8,268	$18,817	$(10,549)	(56.1)%
Effective income tax rate	28.1%	33.0%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2015	2014
Income tax expense	$29,689	$51,493	$(21,804)	(42.3)%
Effective income tax rate	35.6%	35.5%

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended December 31, 2015 and 2014 were 28.1% and 33.0%, respectively. The effective income tax rates for the nine-month periods ended December 31, 2015 and 2014 were 35.6% and 35.5%, respectively. During the first nine months of fiscal 2016 we were unfavorably impacted by acquisition costs. However, this impact was offset by our re-domiciliation in the third quarter and discrete item adjustments.
We record income tax expense during interim periods based on our estimate of the annual effective income tax rate, adjusted each quarter for discrete items. We analyze various factors to determine the estimated annual effective income tax rate, including projections of our annual earnings and taxing jurisdictions in which the earnings will be generated, the impact of state and local income taxes, our ability to use tax credits and net operating loss carryforwards, and available tax planning alternatives.
Business Segment Results of Operations. As a result of the recent Combination with Synergy, we have reassessed the organization of our business. We have concluded that we operate and report in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs.
Our Healthcare Products segment offers infection prevention and procedural solutions for healthcare providers worldwide, including capital equipment and related maintenance and installation services, as well as consumables.
Our Healthcare Specialty Services segment provides a range of specialty services for healthcare providers including hospital sterilization services, instrument and scope repairs, and linen management.
Our Life Sciences segment offers capital equipment and consumable products, and equipment maintenance and specialty services for pharmaceutical manufacturers and research facilities.
Our Applied Sterilization Technologies segment offers contract sterilization and laboratory services for medical device and pharmaceutical Customers and others.
The accounting policies for reportable segments are the same as those for the consolidated Company. Management will evaluate performance and allocate resources based on a segment operating income measure. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which result in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare Products segment is responsible for the management of all but two manufacturing facilities and uses standard cost to sell products to the other segments. Corporate and other includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. Segment operating income excludes certain adjustments which include acquisition related costs, amortization of acquired intangibles, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by excluding these items they gain better insight and greater transparency of the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making.
Old STERIS's Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015, provides additional information regarding each business segment. The following table compares business segment revenues and our business segment operating income results for the three and nine months ended December 31, 2015 and December 31, 2014:

(dollars in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues:
Healthcare Products	$317,060	$287,515	$872,028	$823,957
Healthcare Specialty Services	128,326	65,682	264,974	183,219
Life Sciences	82,702	67,997	210,514	185,759
Applied Sterilization Technologies	90,225	50,960	199,753	154,003
Corporate and other	375	1,090	1,218	1,678
Total revenues	$618,688	$473,244	$1,548,487	$1,348,616
Segment operating income:
Healthcare Products	$52,141	$42,720	$120,674	$109,766
Healthcare Specialty Services	7,389	5,195	17,620	11,074
Life Sciences	24,115	16,482	58,448	41,615
Applied Sterilization Technologies	26,766	14,006	60,802	44,792
Corporate and other	(2,648)	(1,406)	(8,580)	(5,310)
Total segment operating income	$107,763	$76,997	$248,964	$201,937
Less: Adjustments
Restructuring charges (1)	$(193)	$(1,076)	$(657)	$(427)
Amortization of acquired intangible assets (2)	15,494	5,845	28,194	22,563
Acquisition and integration related charges (3)	41,726	10,860	77,254	17,556
Amortization of inventory and property "step up" to fair value (2)	4,060	22	4,102	1,310
Settlement of pension obligation (4)	(46)	—	26,470	—
Loss on fair value of contingent consideration	—	—	—	1,998
Total operating income	$46,722	$61,346	$113,601	$158,937
(1) See Note 2 to our Consolidated Financial Statements titled, "Restructuring" for more information related to restructuring.
(2) For more information regarding our recent acquisitions see Note 18 to our Consolidated Financial Statements titled, "Business Acquisitions", as well as Old STERIS's Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.
(3) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(4) See Note 8 to our Consolidated Financial Statements titled, "Benefit Plans" for more information related to the settlement of the pension obligation.

Healthcare Product revenues increased 10.3% for the quarter ended December 31, 2015, as compared to the same prior year quarter. Healthcare Product revenues for the first nine months of fiscal 2016 increased 5.8% as compared to the same prior year period. Fiscal 2016 third quarter increases reflect growth in capital equipment, consumable and service revenues of 11.5%, 14.9% and 2.6%, respectively. Fiscal 2016 first nine month revenue increases reflect growth in capital equipment, consumable and service revenues of 5.8%, 7.9% and 3.4%, respectively. These increases are primarily attributable to our Combination with Synergy, the recent acquisition of Black Diamond and strong growth in the United States. At December 31, 2015, the Healthcare Products segment’s backlog amounted to $144.6 million, increasing $6.8 million, or 5.0%, compared to the backlog of $137.8 million at December 31, 2014. Healthcare Products backlog at December 31, 2015 increased $47.0 million, or 48.1%, compared to the backlog of $97.7 million at March 31, 2015. The increase in backlog levels is consistent with our expectation for higher shipments in the final three months of fiscal 2016.
Healthcare Specialty Service revenues increased 95.4% for the quarter ended December 31, 2015, as compared to the same prior year quarter. Healthcare Service revenues for the first nine months of fiscal 2016 increased 44.6% as compared to the same prior year period. The fiscal 2016 periods include two months of revenues, or approximately $60.0 million, from the Healthcare Specialty Services businesses of Synergy.
Life Sciences revenues increased 21.6% for the quarter ended December 31, 2015, as compared to the same prior year quarter. This increase is attributable to $10.1 million, or 44.7%, growth in consumable revenues which includes revenues from our fiscal 2016 acquisition of Gepco and growth in capital equipment and service revenues of 7.7% and 13.0%, respectively. Life Sciences revenues for the first nine months of fiscal 2016 increased 13.3% as compared to the first nine months of fiscal 2015. This increase is attributable to $18.6 million, or 27.7%, growth in consumable revenues, which includes revenues from our fiscal 2016 acquisition of Gepco and growth in capital equipment and service revenues of 4.0% and 6.3%, respectively. At December 31, 2015, Life Sciences backlog amounted to $45.7 million, increasing $2.0 million, or 4.5%, compared to the backlog of $43.7 million at December 31, 2014. Life Sciences backlog at December 31, 2015 increased by $0.2 million, or 0.5%, compared to the backlog of $45.5 million at March 31, 2015.
Applied Sterilization Technologies segment revenues increased 77.0% for the quarter ended December 31, 2015, as compared to the same prior year quarter. Applied Sterilization Technologies segment revenues for the first nine months of fiscal 2016 increased 29.7%, compared to the same prior year period. The fiscal 2016 periods include two months of revenues, or approximately $35.8 million, from the acquisition of Synergy.
The Healthcare Products segment’s operating income increased $9.4 million to $52.1 million for the third quarter of fiscal 2016 as compared to $42.7 million in the same prior year period. The Healthcare Products segment's operating income for the first nine months of fiscal 2016 increased $10.9 million to $120.7 million as compared to $109.8 million for the first nine months of fiscal 2015. The segment's operating margin was 16.4% for the third quarter of fiscal 2016 compared to 14.9% for the third quarter of fiscal 2015. The segment's operating margin was 13.8% for the first nine months of fiscal 2016 compared to 13.3% for the first nine months of fiscal 2015. The increases in the fiscal 2016 periods reflect the positive impact of increased volume both from acquisitions and organic growth, productivity improvements and favorable foreign currency exchange rates.
The Healthcare Specialty Services segment’s operating income increased $2.2 million to $7.4 million for the third quarter of fiscal 2016 as compared to $5.2 million in the same prior year period. The Healthcare segment's operating income for the first nine months of fiscal 2016 increased $6.5 million to $17.6 million as compared to $11.1 million for the first nine months of fiscal 2015. The increases in the fiscal 2016 periods were primarily the result of additional volume both from the acquisition of Synergy and organic growth. The segment's operating margin was 5.8% for the third quarter of fiscal 2016 compared to 7.9% for the third quarter of fiscal 2015. The segment's operating margin was 6.6% for the first nine months of fiscal 2016 compared to 6.0% for the first nine months of fiscal 2015.
The Life Sciences business segment’s operating income increased $7.6 million to $24.1 million for the third quarter of fiscal 2016 as compared to $16.5 million for the same prior year period. The Life Sciences business segment's operating income for the first nine months of fiscal 2016 increased by $16.8 million to $58.4 million as compared to $41.6 million in the first nine months of fiscal 2015. The segment’s operating margin was 29.2% for the third quarter of fiscal 2016 compared to 24.2% for the third quarter of fiscal 2015. The segment's operating margin was 27.8% for the first nine months of fiscal 2016 compared to 22.4% for the first nine months of fiscal 2015. The increases in operating margins in both the third quarter and the first nine months of fiscal 2016 were primarily attributable to increased volumes in consumable and service offerings which generate higher margins, including results from our recent acquisition of Gepco.
The Applied Sterilization Technologies segment’s operating income increased $12.8 million to $26.8 million for the third quarter of fiscal 2016 as compared to $14.0 million for the same prior year period. The Applied Sterilization Technologies segment's operating income for the first nine months of fiscal 2016 increased $16.0 million to $60.8 million as compared to $44.8 million in the first nine months of fiscal 2015. The Applied Sterilization Technologies segment's operating margin was 29.7% for the third quarter of fiscal 2016 compared to 27.5% in the same prior year period, while the operating margin was 30.4% in the first nine months of fiscal 2016 compared to 29.1% in the first nine months of fiscal 2015. The segment’s operating margin increases in the fiscal 2016 periods were the result of the positive impact of additional volume both from the acquisition of Synergy and organic growth which were partially offset by higher labor costs and higher repairs and maintenance costs.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the nine months ended December 31, 2015 and 2014:

	Nine Months Ended December 31,
(dollars in thousands)	2015	2014
Net cash provided by operating activities	$104,619	$165,210
Net cash used in investing activities	$(686,399)	$(243,318)
Net cash provided by financing activities	$653,120	$78,078
Debt-to-total capital ratio	35.5%	36.2%
Free cash flow	$22,902	$109,265

Net Cash Provided By Operating Activities – The net cash provided by our operating activities was $104.6 million for the first nine months of fiscal 2016 as compared with $165.2 million for the first nine months of fiscal 2015. The decrease in cash flow from operations are primarily due to expenses related to the Combination with Synergy and other acquisitions. In addition, cash flow from operations was reduced by an increase in the amount paid in fiscal 2016 over fiscal 2015 related to our annual compensation program and a pension contribution made in connection with the settlement of a legacy pension obligation.
Net Cash Used In Investing Activities – The net cash we used in investing activities totaled $686.4 million for the first nine months of fiscal 2016 compared with $243.3 million for the first nine months of fiscal 2015. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2016 and fiscal 2015:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $82.1 million for the first nine months of fiscal 2016 as compared to $56.8 million during the same prior year period. The increase in capital expenditure in the fiscal 2016 period over the fiscal 2015 period is the result of the inclusion of capital expenditures related to the operations of Synergy and investments to expand capacity in certain of our Applied Sterilization Technologies facilities.

•
Investments in businesses, net of cash acquired – During fiscal 2016, we used $604.7 million for acquisitions. For more information on these acquisitions refer to note 18 to our consolidated financial statements titled, "Business Acquisitions". During the first nine months of fiscal 2015, we used $182.7 million for acquisitions. For more information on these acquisitions refer to Old STERIS's Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.

•
Purchases of investments– During the third quarter of fiscal 2015, we invested $4.7 million in common stock of Servizi Italia, S.p.A., a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers.

Net Cash Provided By (Used In) Financing Activities – The net cash provided by financing activities amounted to $653.1 million for the first nine months of fiscal 2016 compared with $78.1 million for the first nine months of fiscal 2015. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2016 and fiscal 2015:

•
Proceeds from issuance of long-term obligations- On May 15, 2015, Old STERIS issued $350.0 million of senior notes in a private placement, which are long-term obligations. Additional information regarding this indebtedness is included in the notes to Old STERIS's consolidated financial statements included in Old STERIS's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, dated August 7, 2015, and Old STERIS's Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.

•
Deferred financing fees and debt issuance costs- During the first nine months of fiscal 2016, we paid $5.1 million in financing fees and debt issuance costs related to our Credit Agreement and private placement debt. During the third quarter of fiscal 2015, we paid $7.3 million in financing fees and debt issuance costs related to our Bridge Credit Agreement. Additional information regarding our indebtedness is included in the notes to Old STERIS's consolidated financial statements included in Old STERIS's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, dated August 7, 2015, and Old STERIS's Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.

•
Proceeds (payments) under credit facilities, net - At December 31, 2015, we had $977.0 million of debt outstanding under our credit facilities, reflecting net borrowings of $348.7 million. At December 31, 2014, we had $270.7 million of debt outstanding under our credit facilities, reflecting net borrowings of $117.2 million.

•
Repurchases of shares – During the first nine months of fiscal 2016, we obtained 215,164 of our shares in connection with stock based compensation awards for an aggregate amount of $14.1 million. During the same period in fiscal 2015, we obtained of 379,695 of our shares in connection with stock based compensation awards for an aggregate amount of $20.1 million.

•
Cash dividends paid to shareholders – During the first nine months of fiscal 2016, we paid total cash dividends of $43.7 million, or $0.73 per outstanding share. During the first nine months of fiscal 2015, we paid total cash dividends of $39.8 million, or $0.67 per outstanding share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares under our various employee stock option programs. During the first nine months of fiscal 2016 and fiscal 2015, we received cash proceeds totaling $10.9 million and $19.2 million, respectively, under these programs.

•
Excess tax benefit from share-based compensation – During the first nine months of fiscal 2016, we received a total tax benefit from share based compensation of $5.9 million. During the first nine months of fiscal 2015, we received a total tax benefit from share based compensation of $8.9 million.

Cash Flow Measures. Free cash flow was $22.9 million in the first nine months of fiscal 2016 compared to $109.3 million in the prior year first nine months (see the subsection above titled "Non-GAAP Financial Measures", for additional information and related reconciliation of cash flows from operations to free cash flow). The decrease in cash flow from operations is primarily due to expenses related to the Combination with Synergy and other acquisitions. In addition, cash flow from operations was reduced by an increase in the amount paid in fiscal 2016 over fiscal 2015 related to our annual compensation program and a pension contribution made in connection with the settlement of a legacy pension obligation (see Note 8 to our financial statements titled,"Benefit Plans" for more information on the pension obligation settlement). Free cash flow was impacted by the decline in cash flow from operations as well as an increase in purchases of property, plant, equipment and intangibles of $25.4 million in the first nine months of fiscal 2016 compared to the prior year first nine months. Our debt-to-total capital ratio was 35.5% at December 31, 2015 and 36.2% at December 31, 2014.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in Old STERIS's Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015. Our commercial commitments were approximately $52.1 million at December 31, 2015, reflecting a net increase of $12.1 million in surety bonds and other commercial commitments from March 31, 2015. Our outstanding borrowings under our Credit Agreement were $977.0 million as of December 31, 2015. There were no letters of credit outstanding under the Credit Agreement at December 31, 2015, but there were letters of credit outstanding under other arrangements at December 31, 2015.
Cash Requirements. We intend to use our existing cash and cash equivalent balances and cash generated from operations for short-term and long-term capital expenditures and our other liquidity needs. Our capital requirements depend on many uncertain factors, including our rate of sales growth, our Customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, changes in our operating expenses and other factors. To the extent that existing and anticipated sources of cash are not sufficient to fund our future activities, we may need to raise additional funds through additional borrowings or the sale of equity securities. There can be no assurance that our existing financing arrangements will provide us with sufficient funds or that we will be able to obtain any additional funds on terms favorable to us or at all.

Critical Accounting Policies, Estimates, and Assumptions
Information related to our critical accounting policies, estimates, and assumptions is included in Old STERIS's Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2015.
Contingencies
 We are, and will likely continue to be, involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise in the course of our business, given our size, history, complexity, and the nature of our business, products, Customers, regulatory environment, and industries in which we participate. These legal proceedings, investigations and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), commercial claims (e.g., breach of contract, economic loss, warranty, misrepresentation), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.
We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of proceedings, government investigations, and claims is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to note 9 of our consolidated financial statements titled, "Commitments and Contingencies" for additional information.
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS routinely conducts audits of our federal income tax returns.
International Operations

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2016, our revenues were unfavorably impacted by $7.3 million, or 1.4%, and income before taxes was favorably impacted by $7.2 million, or 21.6%, as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2016, our revenues were unfavorably impacted by $23.8 million, or 1.6%, and income before taxes was favorably impacted by $18.1 million, or 17.6%, as a result of foreign currency movements relative to the U.S. dollar.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, that have or are reasonably likely to have, a material current or future impact on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital.

Forward-Looking Statements
This Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date specified in this release and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS’s, Old STERIS’s and Synergy’s other securities filings, including Item 1A of Old STERIS’s Annual Report on Form 10-K for the year ended March 31, 2015 and in Synergy’s annual report and accounts for the year ended 29 March 2015 (section headed “principal risks and uncertainties”). Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in this 10-Q or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) STERIS’s ability to meet expectations regarding the accounting and tax treatments of the Combination, (b) the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in connection with the Combination within the expected time-frames or at all and to successfully integrate Synergy’s operations with those of Old STERIS, (c) the integration of Synergy’s operations with those of Old STERIS being more difficult, time-consuming or costly than expected, (d) operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the transaction, (e) the retention of certain key employees of Synergy being difficult, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including, changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in Old STERIS’s Form 10-K for the year ended March 31, 2015 and Synergy’s annual report and accounts for the year ended 29 March 2015 and in their and STERIS’s other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (m) the possibility that anticipated financial results or benefits of recent acquisitions, including the Combination, or of STERIS’s restructuring efforts will not be realized or will be other than anticipated and (n) the effects of the contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.

Availability of Securities and Exchange Commission Filings
We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities Exchange Commission ("SEC.") You may access these documents on the Investor Relations page of our website at http://www.steris-ir.com. The information on our website is not incorporated by reference into this report. You may also obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or by accessing the SEC’s website at http://www.sec.gov. You may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are subject to interest rate, foreign currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in Old STERIS's Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015. Our exposures to market risks have not changed materially since March 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision of and with the participation of our management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, including the assessment and input of our management, the PEO and PFO concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.
In connection with the Combination with Synergy, we began implementing standards and procedures at Synergy, including upgrading and establishing controls over accounting systems and adding consultants who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal controls over financial reporting at Synergy. These changes to the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2015 may materially affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

 As used in this Quarterly Report filed on Form 10-Q, STERIS plc and its subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

ITEM 1.    LEGAL PROCEEDINGS

Information regarding our legal proceedings is included in this Form 10-Q in note 9 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of Old STERIS's Annual Report on Form 10-K for the year ended March 31, 2015, dated May 27, 2015.

ITEM 1A.	RISK FACTORS

For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in Old STERIS’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, which should be deemed to apply to STERIS, and the following additional risk factors which relate to the completed Combination.

Risks Relating to our Redomiciliation and the Synergy Acquisition
The laws of England and Wales differ from the laws in effect in the U.S. and may afford less protection to holders of STERIS securities.
It may not be possible to enforce court judgments obtained in the U.S. against STERIS in England and Wales based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of England and Wales would recognize or enforce judgments of U.S. courts obtained against STERIS or its directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against STERIS or those persons based on those laws. The U.S. currently does not have a treaty with England and Wales providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters in each of the U.K’s jurisdictions. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in the U.K.
A judgment obtained against STERIS will be enforced by English courts if the following general requirements are met: (i) The U.S. court must have been one of competent jurisdiction in relation to the particular defendant according to English conflict of laws rules (the submission to jurisdiction by the defendant in the U.S. court would satisfy this rule), (ii) the judgment must be for a sum of money, but not for taxes, a fine or other penalty and (iii) the judgment must be final and conclusive and unalterable in the court which pronounced it. A judgment may be final and conclusive even though an appeal is pending in the U.S. court where it was given, although in such a case a stay of execution would likely be ordered by the U.S. court pending a possible appeal. A judgment given in default of appearance may be considered by the English courts as final and conclusive. However the English courts may refuse to enforce a judgment of the U.S. courts that meets the above requirements for one of the following reasons: (i) if the judgment was obtained by fraud, (ii) the enforcement or recognition of the judgment would be contrary to public policy or the European Convention on Human Rights, (iii) the proceedings in which the judgment was obtained were opposed to natural justice, (iv) the judgment is inconsistent with a prior judgment on the same subject matter and between the same parties, (v) the judgment is for multiple damages and is therefore unenforceable under the Protection of Trading Interests Act 1980 or (vi) the proceedings in which the judgment was obtained were brought contrary to a jurisdiction or arbitration agreement.
As a company incorporated under the laws of England and Wales, STERIS is governed by the Companies Acts, which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an English company generally are owed to the company only. Shareholders of English companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of STERIS securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.
Transfers of your STERIS shares, other than one effected by means of the transfer of book-entry interests in the Depository Trust Company (the “DTC”), may be subject to U.K. stamp duty.

Transfers of STERIS ordinary shares within the DTC system will generally not be subject to stamp duty or Stamp Duty Reserve Tax (“SDRT”). If STERIS ordinary shares are subsequently transferred into a clearing system or to a depositary, stamp duty or SDRT they will generally be payable at the rate of 1.5% of the valuation of consideration given, or, in some circumstances, the value of the shares.
No liability to stamp duty or stamp duty reserve tax (SDRT) should generally arise on the issue of STERIS ordinary shares, including into DTC.
Transfers of STERIS ordinary shares within the DTC system should not be subject to stamp duty or SDRT provided no instrument of transfer is entered into and no election that applies to the STERIS ordinary shares is made or has been made under section 97A of the U.K. Finance Act of 1986. If such an election is or has been made, transfer of STERIS ordinary shares within DTC will generally be liable to SDRT at the rate of 0.5% of the amount or value of the consideration.
Transfer of shares held in certificated form will generally be liable to stamp duty at the rate of 0.5% of the consideration given (rounded up to the nearest £5). SDRT may also be chargeable on an agreement to transfer such shares although such liability would be cancelled provided an instrument of transfer implementing such agreement was duly stamped within a period of six years from the agreement.
Subsequent transfer of STERIS ordinary shares to an issuer of depository receipts or the operator of a clearance system (including DTC) will generally be liable to SDRT at a rate of 1.5% of the consideration given or received or, in certain cases, the value of the STERIS ordinary shares transferred.
The purchaser or transferee of the STERIS ordinary shares will generally be responsible for paying any stamp duty or SDRT payable.
Dividends received by U.K. residents and certain other shareholders may be subject to U.K. income tax.
A STERIS shareholder who is an individual resident in the U.K. for tax purposes and who receives a dividend from STERIS will be subject to U.K. income tax. The STERIS shareholder will be entitled to a tax credit which may be set off against his total income tax liability. The tax credit is equal to 10% of the aggregate of the dividend and the tax credit.
STERIS shares received by means of a gift or inheritance could be subject to U.K. capital acquisitions tax.
A gift or settlement of assets situated in the U.K. for the purposes of U.K. inheritance tax by, or on the death of, an individual holder of such assets may give rise to a liability to U.K. inheritance tax. This is even so if the holder is not a resident of, or domiciled in the U.K.
We may encounter unexpected integration difficulties.
A combination of two independent businesses is a costly and time-consuming process requiring significant management attention. Significant resources will be diverted in order to successfully combine the operations of Synergy with STERIS. Integration is a complex process and may include many difficulties including difficulties in the integration of operations and systems, difficulties in the assimilation of employees, difficulties in managing the expanded operations of a significantly larger and more complex company and difficulties in achieving cost savings and growth prospects from the combined businesses.
We may not realize all of the anticipated benefits of the Combination.
The ability to realize the anticipated benefits of the Combination, aside from the anticipated tax benefits, depends largely on the successful integration of the two businesses. Even if the operations of the businesses are integrated successfully, we may not realize the full benefits of the Combination within a reasonable timeframe or at all. Any additional, unanticipated costs that may be incurred in the post-Combination integration efforts may negatively impact our earnings per share, negatively impact the price of our ordinary share and thereby decrease or delay the accretive effect of the Combination. Therefore, we cannot assure you that the consummation of the Combination will result in the realization of the anticipated benefits of the Combination.
Future changes to U.S. and non-U.S. tax laws could adversely affect STERIS.

The U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where STERIS and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which STERIS and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect STERIS and its affiliates (including STERIS and its affiliates after the Combination).
Proposed legislation relating to the denial of U.S. federal or state governmental contracts to U.S. companies that redomicile abroad could adversely affect STERIS’s business.
Various U.S. federal and state legislative proposals that would deny governmental contracts to redomiciled companies may affect STERIS if adopted into law. We are unable to predict the likelihood that any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the effect such enactments or increased regulatory scrutiny could have on STERIS’s business.
The tax rate that will apply to STERIS is uncertain and may vary from expectations.
There can be no assurance that STERIS’s redomiciliation will improve STERIS’s ability to maintain any particular worldwide effective corporate tax rate. We cannot give any assurance as to what STERIS’s effective tax rate will be in the future because of, among other things, uncertainty regarding the tax policies of the jurisdictions in which STERIS and its affiliates will operate. STERIS’s actual effective tax rate may vary from our expectations, and such variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices in any particular jurisdiction could change in the future, possibly on a retroactive basis, and any such change could have a material adverse impact on STERIS and its affiliates.
The U.S. Internal Revenue Service (the “IRS”) may not agree that STERIS is a foreign corporation for U.S. federal tax purposes.
Although STERIS is incorporated under the laws of England and Wales and is a tax resident in the U.K. for U.K. tax purposes, the IRS may assert that STERIS should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code” and such Section, “Section 7874”). For U.S. federal tax purposes, a corporation generally is considered to be a tax resident in the jurisdiction of its organization or incorporation. Because STERIS is incorporated under the laws of England and Wales, it would generally be classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code, however, provides an exception to this general rule under which a foreign incorporated entity may, in certain circumstances (including a transaction pursuant to which a U.S. corporation is acquired by a non-U.S. corporation such as the Combination), be treated as a U.S. corporation for U.S. federal tax purposes.
Generally, for STERIS to be treated as a non-U.S. corporation for U.S. federal tax purposes following the Combination under Section 7874, the former shareholders of STERIS must own (within the meaning of Section 7874) less than 80% (by both vote and value) of all of the outstanding shares of STERIS after the Combination by reason of holding shares in STERIS (including the receipt of STERIS shares in exchange for Old STERIS shares) (the “80% Ownership Requirement”). Based on the terms of the Combination, Old STERIS shareholders owned approximately 70% (by both vote and value) of all of the outstanding shares in STERIS after the Combination by reason of holding shares in STERIS and thus the 80% Ownership Requirement is expected to have been satisfied. As a result, under current law, STERIS is expected to be treated as a non-U.S. corporation for U.S. federal income tax purposes. However, ownership for purposes of Section 7874 is subject to various adjustments under the Code, the Treasury Regulations promulgated thereunder and recent IRS notices relating to so-called “inversion” transactions (the “IRS Notices”) and there is limited guidance regarding these provisions, including the application of the ownership test. Thus, there can be no assurance that the IRS will agree with the position that the ownership test was satisfied following the Combination or that the IRS would not successfully challenge the status of STERIS as a non-U.S. corporation for U.S. tax purposes.
If STERIS were to be treated as a U.S. corporation for U.S. federal tax purposes, STERIS could be subject to substantial additional U.S. tax liability. Additionally, if STERIS were treated as a U.S. corporation for U.S. federal tax purposes, non-U.S.

STERIS shareholders would be subject to U.S. withholding tax on the gross amount of any dividends paid by STERIS to such shareholders. For U.K. tax purposes, STERIS is expected, regardless of any application of Section 7874, to be treated as a U.K. tax resident. Consequently, if STERIS is treated as a U.S. corporation for U.S. federal tax purposes under Section 7874, it could be liable for both U.S. and U.K. taxes, which could have a material adverse effect on its financial condition and results of operations.
Section 7874 may limit STERIS’s and its U.S. affiliates’ ability to utilize certain U.S. tax attributes following the Combination.
Following the acquisition of a U.S. corporation by a non-U.S. corporation, Section 7874 can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize certain U.S. tax attributes (including net operating losses and certain tax credits) to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, STERIS currently expects that, following the Combination, this limitation will apply and, as a result, STERIS currently does not expect that it or its U.S. affiliates will be able to utilize certain U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain specified taxable transactions.
STERIS’s status as a foreign corporation for U.S. tax purposes could be affected by a change in law.
Under current law, STERIS is expected to be treated as a non-U.S. corporation for U.S. federal tax purposes. However, changes to the rules in Section 7874 of the Code or the Treasury Regulations promulgated thereunder, or other changes in law, could adversely affect STERIS’s status as a non-U.S. corporation for U.S. federal tax purposes, its effective tax rate and/or future tax planning for the combined group, and any such changes could have prospective or retroactive application to STERIS, Old STERIS, their respective shareholders and affiliates, and/or the Combination.
Recent legislative proposals have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. For example, proposals introduced by certain Democratic members of both houses of Congress which, if enacted in their present form, would be effective retroactively to any transactions completed after May 8, 2014 would, among other things, treat a foreign acquiring corporation as a U.S. corporation under Section 7874 of the Code if the former shareholders of the U.S. corporation own more than 50% of the shares of the foreign acquiring corporation after the transaction. These proposals, if enacted in their present form and if made retroactively effective to transactions completed during the period in which the Combination occurred, would cause STERIS to be treated as a U.S. corporation for U.S. federal tax purposes. It is presently uncertain whether any such legislative proposals or any other legislation relating to Section 7874 or so-called inversion transactions will be enacted into law and, if so, what impact such legislation would have on STERIS and its affiliates.
In addition, the U.S. Department of Treasury (“U.S. Treasury”) has indicated that it is considering possible regulatory action in connection with so-called inversion transactions, including, most recently, in the IRS Notices ("Notices"). The Notices indicate that any new regulations described in the Notices would, in most cases, apply retroactively to “inversion” transactions (such as the Combination) that are completed on or after September 22, 2014. The specific timing and substance of any such regulatory action is presently uncertain. The regulations described in the Notices would, among other things, make it more difficult for the ownership tests under Section 7874 to be satisfied and would limit or eliminate certain tax benefits to so-called inverted corporations, including with respect to access to certain foreign earnings and ability to utilize certain tax attributes to offset income or gain resulting from certain transactions. Although the promulgation of the Treasury Regulations described in the Notices is not expected to materially affect the benefits of the Combination or the tax status of STERIS, the precise scope and application of these regulatory proposals will not be clear until proposed Treasury Regulations are actually issued. Accordingly, until such regulations are promulgated and fully understood, we cannot be certain that such regulations would not have an adverse impact on STERIS. Moreover, the Notice also indicates that the U.S. Treasury and the IRS are considering issuing additional guidance, which in the case of “inverted groups” would be retroactive to September 22, 2014, to address certain transactions that have the effect of “shifting” U.S.-source earnings to lower-tax jurisdictions, including by limiting U.S. tax deductions for interest on certain intercompany debt obligations. Any such future guidance could have an adverse impact on STERIS.
Any change of law or regulatory action relating to Section 7874 or so-called inversion transactions or inverted groups could adversely impact STERIS’s tax status as well as its financial position and results in a material manner.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 2, 2015, we issued 100,000 preferred shares, par value of £0.10 ($0.15) each, for an aggregate consideration of £10,000, or approximately $15,000, to one of our service providers in satisfaction of debt owed to such service provider. This issuance of preferred shares was made pursuant to the exemption from registration provided for in Section 4(a)(2) of the Securities Act of 1933 by virtue of it being a private placement. Please refer to note 11 of our Consolidated Financial Statements for more information regarding our preferred stock.
During the third quarter of fiscal 2016, we obtained 215,164 of our shares in connection with stock based compensation award programs. We did not repurchase any of our shares during the third quarter of fiscal 2016. The following table summarizes shares repurchase activity during the third quarter of fiscal 2016:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
October 1-31	—		$—		—	$—
November 1-30	—		—		—	—
December 1-31	—		—		—	—
Total	—	(1)	$—	(1)	—	$—

(1)
Does not include 17 shares purchased during the quarter at an average price of $72.15 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of STERIS plc (filed as Exhibit 3.1 to STERIS plc Form 8-K filed November 6, 2015 (Commission File No. 1-37614) and incorporated herein by reference).

3.2	Articles of Association of STERIS plc (filed as Exhibit 3.2 to STERIS plc Form 8-K filed November 6, 2015 (Commission File No. 1-37614) and incorporated herein by reference).

10.1
STERIS plc 2006 Long-Term Equity Incentive Plan, Assumed as Amended and Restated (filed as Exhibit 4.2 to STERIS plc Registration Statement (Reg. No. 333-207721) on Form S-8 filed November 2, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.2	Form of STERIS plc Nonqualified Stock Option Agreement for Employees.*

10.3	Form of STERIS plc Restricted Stock Agreement for Employees.*

10.4	STERIS plc Senior Executive Severance Plan.*

10.5	Form of Deed of Indemnity for STERIS plc Directors and Officers.*

10.6	Service Agreement between Dr. Adrian Coward and Synergy Health Limited as amended, and STERIS plc letter.*

10.7	Termination Agreement between Synergy Health and Dr. Richard Steeves.*

10.8	Description of Compensation Payable to Former Directors of Synergy Health plc who became Directors of STERIS plc.*

10.9	Guaranty Joinder Agreement by General Econopak, Inc. in favor of JPMorgan Chase Bank, N.A.

10.10
Guaranty Supplement by General Econopak, Inc. and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation August 15, 2008 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto.

10.11
Guaranty Supplement by General Econopak, Inc. and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto.

10.12
Guaranty Supplement by General Econopak, Inc. and STERIS Corporation of Affiliate Guaranty dated as of May 15, 2015 of STERIS Corporation May 15, 2015 Note Purchase Agreement and of the Notes issued pursuant thereto.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.
* A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS plc

/S/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
February 9, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of STERIS plc (filed as Exhibit 3.1 to STERIS plc Form 8-K filed November 6, 2015 (Commission File No. 1-37614) and incorporated herein by reference).

3.2	Articles of Association of STERIS plc (filed as Exhibit 3.2 to STERIS plc Form 8-K filed November 6, 2015 (Commission File No. 1-37614) and incorporated herein by reference).

10.1
STERIS plc 2006 Long-Term Equity Incentive Plan, Assumed as Amended and Restated (filed as Exhibit 4.2 to STERIS plc Registration Statement (Reg. No. 333-207721) on Form S-8 filed November 2, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.2	Form of STERIS plc Nonqualified Stock Option Agreement for Employees.*

10.3	Form of STERIS plc Restricted Stock Agreement for Employees.*

10.4	STERIS plc Senior Executive Severance Plan.*

10.5	Form of Deed of Indemnity for STERIS plc Directors and Officers.*

10.6	Service Agreement between Dr. Adrian Coward and Synergy Health Limited as amended, and STERIS plc letter.*

10.7	Termination Agreement between Synergy Health and Dr. Richard Steeves.*

10.8	Description of Compensation Payable to Former Directors of Synergy Health plc who became Directors of STERIS plc.*

10.9	Guaranty Joinder Agreement by General Econopak, Inc. in favor of JPMorgan Chase Bank, N.A.

10.10
Guaranty Supplement by General Econopak, Inc. and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation August 15, 2008 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto.

10.11
Guaranty Supplement by General Econopak, Inc. and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto.

10.12
Guaranty Supplement by General Econopak, Inc. and STERIS Corporation of Affiliate Guaranty dated as of May 15, 2015 of STERIS Corporation May 15, 2015 Note Purchase Agreement and of the Notes issued pursuant thereto.

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

* A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.