Form 10-K
period 2016-03-31
Steris plc
filed 2016-05-31
CIK 1624899

United States Securities and Exchange Commission
Washington, D. C. 20549
 ___________________________________________________________________
FORM 10-K
☒ Annual Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended March 31, 2016
OR
☐ Transition Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-37614
STERIS plc
(Exact name of registrant as specified in its charter)

United Kingdom		98-1203539
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

Chancery House, 190 Waterside Road, Hamilton Industrial Park Leicester (Address of principal executive offices)	LE51QZ (Zip Code)	44-116-276-8636 (Registrant’s telephone number including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of Exchange on Which Registered
Ordinary Shares, 10 pence par value	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No   ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
As of September 30, 2015, the aggregate market value of shares held by non-affiliates of STERIS Corporation (the predecessor issuer pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934), based upon the closing sale price of its shares on September 30, 2015, was approximately $3,849.5 million.
The number of Ordinary Shares outstanding as of May 27, 2016: 86,000,348
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2016 Annual Meeting – Part III

STERIS plc and Subsidiaries

PART I

Throughout this Annual Report, STERIS plc and its subsidiaries together are called “STERIS,” “the Company,” “we,” “us,” or “our,” unless otherwise noted. References in this Annual Report to a particular “year” or “year-end” mean our fiscal year, which ends on March 31. For example, fiscal year 2016 ended on March 31, 2016.

ITEM 1.	BUSINESS

INTRODUCTION
STERIS plc is a leading provider of infection prevention and other procedural products and services. Our mission is to help our Customers create a healthier and safer world by providing innovative healthcare and life science product and service solutions around the globe. We offer our Customers a unique mix of innovative capital equipment products, such as sterilizers and surgical tables, and connectivity solutions such as operating room (“OR”) integration; consumable products, such as detergents and skin care products, gastrointestinal ("GI") endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair solutions, laboratory testing services, linen management and off-site reprocessing.
On October 9, 2014, STERIS plc, a public limited company organized under the laws of England and Wales, was incorporated as a private limited company under the name New STERIS Limited and was re-registered effective November 2, 2015 as a public limited company under the name STERIS plc. New STERIS Limited was established to effect the combination (“Combination”) of STERIS Corporation, an Ohio corporation (“Old STERIS”), and Synergy Health plc, a public limited company organized under the laws of England and Wales (“Synergy”). The Combination closed on November 2, 2015 and as a result STERIS plc became the ultimate parent company of Old STERIS and STERIS completed the acquisition of Synergy in a cash and stock transaction. Synergy has been re-registered under the name Synergy Health Limited. The acquisition of Old STERIS was accounted for in the consolidated financial statements as a merger between entities under common control; accordingly the historical consolidated financial statements of Old STERIS for periods prior to November 2, 2015 are considered to be the historical financial statements of STERIS plc. Due to the timing of the Combination, the results of Synergy are only reflected in the results of operations of the Company from November 2, 2015 forward, which will affect the comparability to the prior period historical operations of the Company throughout this Annual Report on Form 10-K.
With registered offices located in Leicester, UK, STERIS plc has approximately 14,000 employees. Through our field sales and service and a network of dealers and distributors, we serve Customers in more than 100 countries around the world.
We operate and report in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs.
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
The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. The pharmaceutical industry has been impacted by increased regulatory scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. Within healthcare, there is increased concern regarding the level of hospital acquired infections around the world; increased demand for medical procedures, including preventive screenings such as endoscopies and colonoscopies; and a desire by our Customers to operate more efficiently, all of which are driving increased demand for many of our products and services.

INFORMATION RELATED TO BUSINESS SEGMENTS
Our chief operating decision maker is our President and Chief Executive Officer (“CEO”). The CEO is responsible for performance assessment and resource allocation. The CEO regularly receives discrete financial information about each reportable segment, and uses this information to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those described in note 1 to the Consolidated Financial Statements titled, “Nature of Operations and Summary of Significant Accounting Policies,” of this Annual Report. Segment performance information for fiscal years 2016, 2015, and 2014 is presented in note 12 to our Consolidated Financial Statements titled, “Business Segment Information” and in Item 7 titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), of this Annual Report.

HEALTHCARE PRODUCTS SEGMENT
Description of Business. Our Healthcare Products segment provides a broad portfolio of infection prevention, surgical and gastrointestinal ("GI") solutions to healthcare providers, including acute care hospitals and ambulatory surgery centers and GI clinics. These solutions aid our Customers in improving the safety, quality, productivity, and utility consumption of their surgical, sterile processing, gastrointestinal, and emergency environments.
Products Offered. These perioperative solutions include:

•
Steam, vaporized hydrogen peroxide and ethylene oxide (“EO”) sterilizers, as well as liquid chemical sterilant processing systems, that allow Customers to meet rigorous standards and regulations and assist in the safe and effective re-use of medical equipment and devices.

•	Automated washer/disinfector systems that clean and disinfect a wide range of items from rolling instrument carts and other large healthcare equipment to small surgical instruments.

•
General and specialty surgical tables, surgical and examination lights, equipment management systems, operating room storage cabinets, warming cabinets, scrub sinks, and other complementary products and accessories for use in hospitals and other ambulatory surgery sites.

•	Gastrointestinal devices and accessories for a variety of GI procedure areas including bleed management and procedure irrigation, foreign body retrieval, polypectomy, and tissue acquisition.

•
Connectivity solutions such as OR integration, OR and sterile processing department ("SPD") workflow, patient tracking and instrument management that allow for high quality transfer of information and images throughout the hospital and between hospitals throughout the world.

•	Cleaning chemistries and sterility assurance products used in instrument cleaning and decontamination systems.

•	Cleansing products, including hard surface disinfectants, skin care and hand hygiene solutions, for use by caregivers and patients throughout healthcare institutions.

Significant brand names for these products include SYSTEM 1E®, Amsco®, Hamo®, Reliance®, Cmax®, Harmony®, Kindest Kare®, Alcare®, Verify®, Cal Stat®, Roth Net®, Little Sister®, and T-Series®.
Services Offered. Our Healthcare Products segment provides various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. We offer these corrective and preventive service solutions to Customers who have internal clinical/biomedical engineering departments and Customers who rely on us to provide those services. Field service personnel install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We also offer comprehensive sterilization and surgical management consulting services allowing healthcare facilities to achieve safety, quality, and productivity improvements in the perioperative loop that flows between and among surgical suites and the central sterilization services department. We offer remote equipment monitoring technology to anticipate potential failure modes and take corrective action thereby improving Customers' equipment uptime. Finally, our Healthcare segment provides other support services such as construction and facility planning, engineering support, device testing, Customer education, hand hygiene process excellence, asset management/planning, and the sale of replacement parts. These solutions also include information management and decision support solutions to operating room and central sterilization managers to help in managing these environments and identifying opportunities to improve performance.
Customer Concentration. Our Healthcare Products segment sells capital equipment, consumables, and services to Customers in the United Kingdom, United States and many other countries throughout the world. For the year ended March 31, 2016, no Customer represented more than 10% of the Healthcare Product segment's total revenues and the loss of any single Customer is not expected to have a material impact on the segment's results of operations or cash flows.
Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. On a product basis, competitors include 3M, Belimed, Cantel Medical, Ecolab, Getinge, Go Jo, Hill-Rom, Johnson & Johnson, Kimberly-Clark, Skytron, and Stryker.

HEALTHCARE SPECIALTY SERVICES SEGMENT
Description of Business. Our Healthcare Specialty Services segment provides a range of solutions and outsourced and managed services for acute care hospitals and other healthcare settings that aid our Customers in improving the safety, quality and productivity of their operations.
Services Offered.

•	Comprehensive instrument and endoscope repair and maintenance solutions (on site or at one of our dedicated repair facilities).

•	On site and off site reprocessing of surgical instruments as well as custom process improvement consulting.

•	Linen management services including outsourced linen rental, reprocessing and managed supply chain solutions for healthcare Customers.
Customer Concentration. Our Healthcare Specialty Services segment offers an array of services to Customers in the United States, United Kingdom and many other countries throughout the world. For the year ended March 31, 2016, no Customer represented more than 10% of the Healthcare Specialty Services segment's total revenues and the loss of any single Customer is not expected to have a material impact on the segment's results of operations or cash flows.
Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited service offerings and operations in one or a limited number of countries. On a service line basis, competitors include Owens & Minor, Stryker, Olympus, Pentax, Karl Storz, Mobile, Prezio, Northfield, Integrated Healthcare Sterile Service, BBraun Sterilog Limited, Berendsen plc, CleanLease (Clean Lease Fortex), Rentex Awé and Rentex Floren.

LIFE SCIENCES SEGMENT
Description of Business.  Our Life Sciences segment designs, manufactures and sells a broad range of capital equipment, service solutions and contamination control solutions, including formulated chemistries, barrier products and sterility assurance products, to pharmaceutical companies and private and public research facilities around the world.
Products Offered.  These capital equipment and formulated cleaning chemistries include:

•
Formulated cleaning chemistries that are used to prevent biological and chemical contamination and to monitor sterilization and decontamination processes, including products used to clean components used in manufacturing, decontaminate systems, and disinfect or sterilize hard surfaces.

•	Vaporized Hydrogen Peroxide (“VHP”®) generators used to decontaminate many high value spaces, from small isolators to large pharmaceutical processing and laboratory animal rooms.

•	High-purity water equipment, which generates water for injection and pure steam.

•	Steam sterilizers used in the manufacture of pharmaceuticals and biopharmaceuticals as well as sterilizers for equipment and instruments used in research studies, mitigating the risk of contamination.

•
Washer/disinfectors that decontaminate various large and small components in pharmaceutical and industrial manufacturing processes and in research labs, such as glassware, vessels, equipment parts, drums, hoses, and animal cages.

Significant brand names for these products include Amsco®, Reliance®, Finn-Aqua®, VHP®, and the CIP® Products.
Services Offered.  Our Life Sciences segment offers various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. Field service personnel install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We utilize remote equipment monitoring technology to improve Customers’ equipment uptime. We also offer consulting services and technical support to architecture and engineering firms and laboratory planners. Our services deliver expertise in decontamination and infection control technologies and processes to end users. Our service personnel also provide higher-end validation services in support of our pharmaceutical Customers.
Customer Concentration.  Our Life Sciences segment sells capital equipment, consumables, and services to Customers in the United Kingdom, United States and many other countries throughout the world. For the year ended March 31, 2016, no Customer represented more than 10% of the Life Sciences segment’s total revenues and the loss of any single Customer is not expected to have a material impact on the segment’s results of operations or cash flows.
Competition.  Our Life Sciences segment operates in highly regulated environments where the most intense competition results from technological innovations, product performance, convenience and ease of use, and overall cost-effectiveness. In recent years, our pharmaceutical Customer base has also undergone consolidation and reduced capital spending, resulting in fewer project opportunities. We compete for pharmaceutical, research and industrial Customers with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. Competitors include Belimed, Ecolab, Fedegari, Getinge, MECO, Stilmas, and Techniplast.
APPLIED STERILIZATION TECHNOLIGIES SEGMENT
Description of Business. Our Applied Sterilization Technologies segment operates through a network of 59 facilities located in 16 countries. We sell a comprehensive array of contract sterilization services using gamma, electron beam and X-ray technologies, as well as ethylene oxide gas (“EO”). In addition, we offer an array of laboratory testing and validation services. Our Customers include many of the world's largest manufacturers of medical devices, as well as innovative start up companies.
Services Offered. We use Gamma, EO, electron beam and X-ray technologies to provide a wide range of processing services at our facilities. Gamma is an irradiation process which utilizes cobalt-60. Electron beam utilizes high energy electrons as its radiation source. EO is a gaseous process. In addition, we offer an array of laboratory testing services that complements the manufacturing of sterilized products. Our locations are in major population centers and core distribution corridors throughout the Americas, Europe and Asia. We adapt to increasing imports and changes in manufacturing points-of-origin by monitoring trends in supply chain management. Demographics partially drive this segment's growth. The aging population and rising life expectancy increase the demand for surgical procedures, which increases the consumption of medical devices and surgical kits. Our technical services group supports Customers in all phases of product development, materials testing, and process validation.
Customer Concentration.  Our Applied Sterilization Technologies segment’s services are offered to Customers throughout its network. For the year ended March 31, 2016, no Customer represented more than 10% of the segment’s revenues. Because of a largely fixed cost structure, the loss of a single Customer is not expected to have a material impact on the segment’s results of operations or cash flows and would not be expected to have a material impact on STERIS.
Competition.  Applied Sterilization Technologies operates in a highly regulated industry and competes with Sterigenics International, Inc., other smaller contract sterilization companies and manufacturers that sterilize products in-house.
INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL
Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials and supplies used in our operations include stainless steel, organic and inorganic chemicals, fuel, and plastic components. These raw materials and supplies are generally available from several suppliers and in sufficient quantities that we do not currently expect any significant sourcing problems in fiscal 2017. We have long-term supply contracts for certain materials for which there are few suppliers, such as ethylene oxide and radioisotope (cobalt-60).
Intellectual Property.  We protect our technology and products by, among other means, obtaining United States and foreign patents. There can be no assurance, however, that any patent will provide adequate protection for the technology, system, product, service, or process it covers. In addition, the process of obtaining and protecting patents can be long and expensive. We also rely upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain our competitive position.
As of March 31, 2016, we held approximately 390 United States patents and 1,100 in other jurisdictions and had approximately 90 United States patent applications and 380 patent applications pending in other jurisdictions. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides varies from country to country and depends in part upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.
Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2016, we had a total of approximately 1,660 trademark registrations worldwide.
Research and Development.  Research and development is an important factor in our long-term strategy. For the years ended March 31, 2016, 2015, and 2014, research and development expenses were $56.7 million, $54.1 million, and $48.6 million, respectively. We incurred these expenses primarily for the research and development of commercial products.
We are focused on introducing products that increase efficiencies for our Customers. We have new healthcare products throughout our portfolio including a new smaller footprint V-PRO 60® Low Temperature Sterilization System and accessories,

Harmony AIR ™ Surgical Lighting System and Harmony AIR™ Equipment Booms and Accessories, and a number of new products in US Endoscopy.
Quality Assurance.  We manufacture, assemble, and package products in several countries. Each of our production facilities are dedicated to particular processes and products. Our success depends upon Customer confidence in the quality of our production process and the integrity of the data that supports our product safety and effectiveness. We have implemented quality assurance procedures to support the quality and integrity of scientific information and production processes.
Government Regulation.  Our business is subject to various degrees of governmental regulation in the countries in which we operate. In the United States, the United States Food and Drug Administration (“FDA”), the United States Environmental Protection Agency (“EPA”), the United States Nuclear Regulatory Commission (“NRC”), and other governmental authorities regulate the development, manufacture, sale, and distribution of our products and services. Our international operations also are subject to a significant amount of government regulation, including country-specific rules and regulations and U.S. regulations applicable to our international operations. Government regulations include detailed inspection of, and controls over, research and development, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record-keeping, storage, and disposal practices.
Compliance with applicable regulations is a significant expense for us. Past, current or future regulations, their interpretation, or their application could have a material adverse impact on our operations. Also, additional governmental regulation may be passed that could prevent, delay, revoke, or result in the rejection of regulatory clearance of our products. We cannot predict the effect on our operations resulting from current or future governmental regulation or the interpretation or application of these regulations.
If we fail to comply with any applicable regulatory requirements, sanctions could be imposed on us. For more information about the risks we face regarding regulatory requirements, see Part I, Item 1A of this Annual Report titled, “Risk Factors, We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition, or value."
We have received warning letters, paid civil penalties, conducted product recalls and field corrections, and been subject to other regulatory sanctions. We believe that we are currently compliant in all material respects with applicable regulatory requirements. However, there can be no assurance that future or current regulatory, governmental, or private action will not have a material adverse affect on us or on our performance, results, or financial condition.
Environmental Matters.  We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United Kingdom, United States and in other countries. We have made, and continue to make, significant investments to comply with these laws and regulations. We cannot predict the future capital expenditures or operating costs required to comply with environmental laws and regulations. We believe that we are currently compliant with applicable environmental, health, and safety requirements in all material respects. However, there can be no assurance that future or current regulatory, governmental, or private action will not have a material adverse affect on our performance, results, or financial condition. Please refer to note 11 of our consolidated financial statements titled, "Commitments and Contingencies" for further information.
In the future, if a loss contingency related to environmental matters, employee safety, health or conditional asset retirement obligations is significantly greater than the current estimated amount, we would record a liability for the obligation and it may result in a material impact on net income for the annual or interim period during which the liability is recorded. The investigation and remediation of environmental obligations generally occur over an extended period of time, and therefore we do not know if these events would have a material adverse affect on our financial condition, liquidity, or cash flow, nor can there be any assurance that such liabilities would not have a material adverse affect on our performance, results, or financial condition.

Competition.  The markets in which we operate are highly competitive and generally highly regulated. Competition is intense in all of our business segments and includes many large and small competitors. Brand, design, quality, safety, ease of use, serviceability, price, product features, warranty, delivery, service, and technical support are important competitive factors to us. We expect to face continued competition in the future as new infection prevention, sterile processing, contamination control, gastrointestinal and surgical support products and services enter the market. We believe many organizations are working with a variety of technologies and sterilizing agents. Also, a number of companies have developed disposable medical instruments and other devices designed to address the risk of contamination.
We believe that our long-term competitive position depends on our success in discovering, developing, and marketing innovative, cost-effective products and services. We devote significant resources to research and development efforts and we believe STERIS is positioned as a global competitor in the search for technological innovations. In addition to research and development, we invest in quality control, Customer programs, distribution systems, technical services, and other information services.
There can be no assurance that we will develop significant new products or services, or that new products or services we provide or develop in the future will be more commercially successful than those provided or developed by our competitors. In addition, some of our existing or potential competitors may have greater resources than us. Therefore, a competitor may succeed in developing and commercializing products more rapidly than we do. Competition, as it relates to our business segments and product categories, is discussed in more detail in the section above titled, “Information Related to Business Segments.”
Employees.  As of March 31, 2016, we had approximately 14,000 employees throughout the world. We believe we generally have good relations with our employees.
Methods of Distribution.  Sales and service activities are supported by a staff of regionally based clinical specialists, system planners, corporate account managers, and in-house Customer service and field support departments. We also contract with distributors and dealers in select markets.
Customer training is important to our business. We provide a variety of courses at Customer locations, at our training and education centers, and over the internet. Our training programs help Customers understand the science, technology, and operation of our products and services. Many of our operator training programs are approved by professional certifying organizations and offer continuing education credits to eligible course participants.
Seasonality.  Our financial results have been, from time to time, subject to seasonal patterns. We cannot assure you that these patterns will continue.

International Operations.  We believe we have opportunity to expand internationally, as we currently serve only a portion of the world that could benefit from our products. Through our subsidiaries, we operate in various international locations. United States revenues represented 74% of our fiscal 2016 revenues. Revenues from the United Kingdom and Europe, Middle East and Africa ("EMEA") were 7% and 10%, respectively, of our fiscal 2016 revenues. The remaining 9% was generated in Canada and the Asia Pacific and Latin American regions.
Also see note 12 to our Consolidated Financial Statements titled, “Business Segment Information,” and Item 7, “MD&A”, for a geographic presentation of our revenues for the three years ended March 31, 2016, 2015 and 2014.
We conduct manufacturing in the United States, United Kingdom, Canada, Mexico, Brazil, China and various other European countries. Cost of revenues incurred in currencies other than the United States dollar have represented approximately one-third of our total cost of revenues. There are, in varying degrees, a number of inherent risks to our international operations. We describe some of these risks in Part I, Item 1A of this Annual Report titled, "Risk Factors. We conduct manufacturing, sales, and distribution operations on a worldwide basis and are subject to a variety of risk associated with doing business internationally."
Fluctuations in the exchange rate of the U.S. dollar relative to the currencies of other countries in which we operate can also increase or decrease our reported net assets and results of operations. During fiscal 2016, revenues were unfavorably impacted by $41.9 million, or 1.8%, and income before taxes was favorably impacted by $20.4 million, or 13.6%, as a result of foreign currency movements relative to the U.S. dollar. We cannot predict future changes in foreign currency exchange rates or the effect they will have on our operations.
Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2016, we had a backlog of $164.7 million. Of this amount, $119.4 million and $45.3 million related to our Healthcare Products and Life Sciences segments, respectively. At March 31, 2015, we had backlog orders of $143.2 million. Of this amount $97.7 million and $45.5 million related to our Healthcare Products and Life Sciences segments, respectively. A significant portion of the backlog orders at March 31, 2016, is expected to ship in the next fiscal year.
Availability of Securities and Exchange Commission Filings.  We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to the Securities and Exchange Commission (“SEC”). You may access these documents, as well as other SEC filings related to the Company, on the Investor Relations page of our website at http://www.steris-ir.com. You may also obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or by accessing the SEC’s website at http://www.sec.gov. You may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The content on or accessible through any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

We also make available free of charge on our website our Corporate Governance Guidelines, our Director Code of Ethics, and our Code of Business Conduct, as well as the Charters of the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, and the Compliance Committee of the Company’s Board of Directors.
Executive Officers of the Registrant. The following table presents certain information regarding our executive officers at March 31, 2016. All executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Kathleen L. Bardwell	60	Senior Vice President and Chief Compliance Officer
Daniel A. Carestio	43	Senior Vice President, STERIS Applied Sterilization Technologies and Life Sciences
Dr. Adrian Coward	46	Senior Vice President, Healthcare Specialty Services
Suzanne V. Forsythe	62	Vice President, Human Resources
Gulam A. Khan	49	Senior Vice President, Procedural Solutions
Sudhir K. Pahwa	63	Senior Vice President, Infection Prevention Technologies
Walter M Rosebrough, Jr.	62	President and Chief Executive Officer
Michael J. Tokich	47	Senior Vice President, Chief Financial Officer and Treasurer
J. Adam Zangerle	49	Vice President, General Counsel, and Secretary
The following discussion provides a summary of each executive officer's recent business experience:

Kathleen L. Bardwell serves as Senior Vice President and Chief Compliance Officer. She assumed this role in February 2014. From March 2008 to February 2014, she served as Vice President, Chief Compliance Officer.
Daniel A. Carestio serves as Senior Vice President, STERIS Applied Sterilization Technologies and Life Sciences. He assumed this role in August 2015. From 2011 to August 2015, he served as Vice President, Sales and Marketing for Isomedix Services and General Manager of Life Sciences.
Dr. Adrian Coward serves as Senior Vice President, Healthcare Specialty Services. He assumed this role in November 2015. From April 2014 to November 2015 he served as Chief Operating Officer of Synergy Health plc. From April 2010 to March 2014, Dr. Coward served as CEO UK & Ireland of Synergy Health plc.
Suzanne V. Forsythe serves as Vice President, Human Resources. She assumed this role in August 2011. From April 2008 through August 2011 she served as Senior Director, Human Resources.
Gulam A. Khan serves as Senior Vice President, Procedural Solutions. He assumed this role in August 2015. He served as Chief Executive Officer of United States Endoscopy Group, Inc. from January 2003, prior to its acquisition by STERIS in August 2012, remaining with STERIS until June 2013.  From April 2014 until August 2015 he provided independent consulting services to corporations, including business integration consulting services to STERIS.
Sudhir K. Pahwa serves as Senior Vice President, Infection Prevention Technologies. He assumed this role in February 2014. From December 2008 to February 2014 he served as Vice President and General Manager, Infection Prevention Technologies.
Walter M Rosebrough, Jr. serves as President and Chief Executive Officer. He assumed this role when he joined STERIS in October 2007.
Michael J. Tokich serves as Senior Vice President, Chief Financial Officer and Treasurer. He assumed this role in February 2014. From March 2008 to February 2014 he served as Senior Vice President and Chief Financial Officer.
J. Adam Zangerle serves as Vice President, General Counsel, and Secretary. He assumed this role in July 2013. From May 2007 to July 2013 he served as Associate General Counsel and Group General Counsel, Healthcare.

ITEM 1A.	RISK FACTORS

This item describes certain risk factors that could affect our business, financial condition and results of operations. You should consider these risk factors when evaluating the forward-looking statements contained in this Annual Report on Form 10-K, because our actual results and financial condition might differ materially from those projected in the forward-looking statements should these risks occur. We face other risks besides those highlighted below. These other risks include additional uncertainties not presently known to us or that we currently believe are immaterial, but may ultimately have a significant impact. Should any of these risks, described below or otherwise, actually occur, our business, financial condition, performance, prospects, value, or results of operations could be negatively affected.

Risks related to our business.
The economic climate may adversely affect us.
Adverse economic cycles or conditions and Customer, regulatory or government response to those cycles or conditions, could affect our results of operations. There can be no assurance when these cycles or conditions will occur or when they will begin to improve after they occur. There also can be no assurance as to the strength or length of any recovery from a business downturn or recession. United States and worldwide financial and business conditions are uncertain, and recovery has been slow from the recent severe recession, which had a significant adverse effect on U.S. and global economies.
Credit and liquidity problems may make it difficult for some businesses to access credit markets and obtain financing and may cause some businesses to curtail spending to conserve cash in anticipation of persistent business slowdowns and liquidity needs. If our Customers have difficulty financing their purchases due to tight credit markets or related factors or because of other operational or utilization problems they may be experiencing or otherwise decide to curtail their purchases, our business could be adversely affected. Our exposure to bad debt losses could also increase if Customers are unable to pay for products previously ordered and delivered.
Global economic conditions, in Europe in particular, may have adverse effects on our business and financial condition. Many of our global Customers are governmental entities or other entities that rely on government healthcare systems or government funding. If government funding for healthcare becomes limited or restricted in countries in which we operate, our Customers may be unable to pay their obligations on a timely basis or to make payment in full and it may become necessary to increase reserves. In addition, there can be no assurance that there will not be an increase in collection difficulties. Prospectively, additional adverse effects resulting from these conditions may include decreased healthcare utilization, further pricing pressure on our products and services, and/or weaker overall demand for our products and services, particularly capital products. Should the current economic conditions continue or worsen, our business, performance, prospects, value, financial condition, bad debt expense or results of operations may be adversely affected.
Our businesses are highly competitive, and if we fail to compete successfully, our revenues and results of operations may be hurt.
We operate in a highly competitive global environment. Our businesses compete with other broad line manufacturers, as well as many smaller businesses specializing in particular products or services, primarily on the basis of brand, design, quality, safety, ease of use, serviceability, price, product features, warranty, delivery, service, and technical support. We face increased competition from new infection prevention, sterile processing, contamination control, surgical support, cleaning consumables, gastrointestinal endoscopy accessories, contract sterilization, and other products and services entering the market. Competitors and potential competitors also are attempting to develop alternate technologies and sterilizing agents, as well as disposable medical instruments and other devices designed to address the risk of contamination. If our products, services, support, distribution and/or cost structure do not enable us to compete successfully, our business, performance, prospects, value, financial condition, and results of operations may be adversely affected.
Our success depends, in part, on our ability to design, manufacture, distribute, and achieve market acceptance of, new products with higher functionality and lower costs.
Many of our Customers operate businesses characterized by technological change, product innovation and evolving industry standards. Price is a key consideration in their purchasing decisions. To successfully compete, we must continue to design, develop, and improve innovative products. We also must achieve market acceptance of and effectively distribute those products, and reduce production costs. Our business, performance, prospects, value, financial condition, and results of operations might be adversely effected if our competitors’ product development capabilities become more effective, if they introduce new or improved products that displace our products or gain market acceptance, or if they produce and sell products at lower prices.
Decreased availability or increased costs of raw materials or energy supplies or other supplies might increase our production costs or limit our production capabilities or curtail our operations.
We purchase raw materials, fabricated and other components, and energy supplies from a variety of suppliers. Key materials include stainless steel, organic and inorganic chemicals, fuel, cobalt-60, ethylene oxide, and plastic components. The availability and prices of raw materials and energy supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, and other factors. In some situations, we may be able to temporarily limit price increases or support availability through supply agreements. Otherwise, raw material prices and availability are subject to numerous factors outside of our control, including those described above. Increases in prices or decreases in availability of raw materials and oil and gas might impair our procurement of necessary materials or our product production, or might increase production costs. In addition, energy costs impact our transportation and distribution and other supply and sales costs. Also, a number of our key materials and components have a limited number of suppliers. Some are single-sourced in certain regions of the world, such as cobalt-60 and ethylene oxide, which are necessary to our AST operations; the unavailability or short supply of these products might disrupt or cause shutdowns of portions of our AST operations or have other adverse consequences. Shortages in supply, regulatory or security requirements, or increases in the price of raw materials, components and energy supplies may adversely impact our business, performance, prospects, value, financial condition, or results of operations.
Our operations, and those of our suppliers, are subject to a variety of business continuity hazards and risks, any of which could interrupt production or operations or otherwise adversely affect our performance, results, or value.
Business continuity hazards and other risks include:

•	explosions, fires, earthquakes, inclement weather, and other disasters;

•	utility or other mechanical failures;

•	unscheduled downtime;

•	labor difficulties;

•	inability to obtain or maintain any required licenses or permits;

•	disruption of communications;

•	data security, preservation and redundancy disruptions;

•	inability to hire or retain key management or employees;

•	disruption of supply or distribution; and

•	regulation of the safety, security or other aspects of our operations.
The occurrence of any of these or other events might disrupt or shut down operations, or otherwise adversely impact the production or profitability of a particular facility, or our operations as a whole. Certain casualties also might cause personal injury and loss of life, or severe damage to or destruction of property and equipment, and for casualties occurring at our facilities, result in liability claims against us. Although we maintain property and casualty insurance and liability and similar insurance of the types and in the amounts that we believe are customary for our industries, our insurance coverages have limits and we are not fully insured against all potential hazards and risks incident to our business. Should any of the hazards or risks occur, or should our insurance coverage be inadequate or unavailable, our business, performance, prospects, value, financial condition, and results of operations might be adversely affected, both during and after the event.
 We conduct manufacturing, sales and distribution operations on a worldwide basis and are subject to a variety of risks associated with doing business internationally.
We maintain significant international operations, including operations in the U.S., Canada, Mexico, Europe, Asia Pacific and Latin America. As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services, and other operations. These include:

•	risks associated with foreign currency exchange rate fluctuations;

•	difficulties in enforcing agreements and collecting receivables through some foreign legal systems;

•	enhanced credit risks in certain European countries as well as emerging market regions;

•	foreign Customers with longer payment cycles than Customers in the United States;

•	tax rates in certain countries that exceed those in the United States, and earnings subject to withholding tax requirements;

•	tax laws that restrict our ability to use tax credits, offset gains, or repatriate funds;

•	tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

•
general economic and political conditions in countries where we operate or where end users of our products are situated, including the impact of the U.K. voting to leave the European Union in its proposed “Brexit” referendum on June 23, 2016;

•	difficulties associated with managing a large organization spread throughout various countries;

•	difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries; and

•	difficulties associated with compliance with a variety of laws and regulations governing international trade, including the U.S. Foreign Corrupt Practices Act.
Implementation and achievement of international growth objectives also may be impeded by political, social, and economic uncertainties or unrest in countries in which we conduct operations or market or distribute our products. In addition, compliance with multiple, and potentially conflicting, international laws and regulations, import and export limitations, anti-corruption laws, and exchange controls may be difficult, burdensome or expensive.
For example, we are subject to compliance with various laws and regulations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. While our employees and agents are required to comply with these laws, we cannot assure you that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of events may adversely affect our business, performance, prospects, value, financial condition, and results of operations.
Consolidations among our healthcare and pharmaceutical Customers may result in a loss of Customers or more significant pricing pressures.
A number of our Customers have consolidated. These consolidations are due in part to healthcare cost reduction measures initiated by competitive pressures as well as legislators, regulators and third-party payors. In an effort to attract Customers, some of our competitors have also reduced production costs and lowered prices. This has resulted in greater pricing pressures on us and in some cases loss of Customers. Additional consolidations could result in a loss of Customers or more significant pricing pressures. Additional consolidations and pricing pressures also may occur as a result of recent healthcare legislation and economic conditions. A loss of Customers or more significant pricing pressure also could have an adverse effect on our business, performance, prospects, value, financial conditions or results of operations.
Changes in healthcare laws or government and other third-party payor reimbursement levels to healthcare providers, or failure to meet healthcare reimbursement or other requirements might negatively impact our business.
We sell many of our products and services to hospitals and other healthcare providers and pharmaceutical manufacturers. Many of these Customers are subject to or supported by government programs or receive reimbursement for services from third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans, and managed care programs. In the United States, many of these programs set maximum reimbursement levels for these healthcare services and can have complex reimbursement requirements. Outside the United States, reimbursement systems vary significantly by country. However, government-managed healthcare systems control reimbursement for healthcare services in many foreign countries. In these countries, as well as in the United States, public budgetary constraints may significantly impact the ability of hospitals, pharmaceutical manufacturers, and other Customers supported by such systems to purchase our products. If government or other third-party payors deny or change coverage, reduce their current levels of reimbursement for healthcare services, or otherwise implement measures to regulate pricing or contain costs or if our costs increase more rapidly than reimbursement level or permissible pricing increases or we do not satisfy the standards or requirements for reimbursement, our revenues or profitability may suffer and our business, performance, value, prospects, financial condition or results of operations may be adversely affected.
In addition, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, contains provisions that could have a material impact on our business. Among other provisions, this legislation imposes an excise tax on medical devices manufactured or offered for sale in the United States. Late in 2015 Congress enacted legislation that suspended the excise tax for 2016 and 2017. We incurred $5.8 million and $7.9 million in medical device excise taxes for fiscal 2016 and fiscal 2015, respectively. In addition, we have been required to commit significant resources to “Sunshine Act” compliance. Various health care reform proposals have also emerged at the state level, and we are unable to predict which, if any, of those proposals will be enacted. However, the ultimate effect of health care reform legislation or any future legislation or regulation could have a material adverse effect on our business, performance, value, prospects, financial condition or results of operation.

We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition, or value.
Our operations are subject to extensive regulation in both the United States and in other countries where we do business. In the United States, our products and services are regulated by the FDA and other regulatory authorities. In many foreign countries, sales of our products and services are subject to extensive regulations that may or may not be comparable to those of the FDA. In Europe, our products are regulated primarily by country and community regulations of those countries within the European Economic Area and must conform to the requirements of those authorities.
Government regulation applies to nearly all aspects of testing, manufacturing, safety, labeling, storing, recordkeeping, reporting, promoting, distributing, and importing or exporting of medical devices, products, and services. In general, unless an exemption applies, a sterilization, decontamination or medical device or product or service must receive regulatory approval or clearance before it can be marketed or sold. Modifications to existing products or the marketing of new uses for existing products also may require regulatory approvals, approval supplements or clearances. If we are unable to obtain any required approvals, approval supplements or clearances for any modification to a previously cleared or approved device, we may be required to cease manufacturing and sale, or recall or restrict the use of such modified device, pay fines, or take other action until such time as appropriate clearance or approval is obtained.
Regulatory agencies may refuse to grant approval or clearance, or review and disagree with our interpretation of approvals or clearances, or with our decision that regulatory approval is not required or has been maintained. Regulatory submissions may require the provision of additional data and may be time consuming and costly, and their outcome is uncertain. Regulatory agencies may also change policies, adopt additional regulations, or revise existing regulations, each of which could prevent or delay approval or clearance of devices, or could impact our ability to market a previously cleared, approved, or unregulated device. Our failure to comply with the regulatory requirements of the FDA or other applicable regulatory requirements in the United States or elsewhere might subject us to administratively or judicially imposed sanctions. These sanctions include, among others, warning letters, fines, civil penalties, criminal penalties, injunctions, debarment, product seizure or detention, product recalls and total or partial suspension of production, sale and/or promotion. The failure to receive or maintain, or delays in the receipt of, relevant United States or international qualifications could have a material adverse effect on our business, performance, prospects, value, financial condition or results of operations.
Refer also for further information to the “Risk Factor” below titled, “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters.
Our products are subject to recalls and restrictions, even after receiving United States or foreign regulatory clearance or approval.
Ongoing medical device reporting regulations require that we report to appropriate governmental authorities in the United States and/or other countries when our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to a death or serious injury if the malfunction were to recur. Governmental authorities can require product recalls or impose restrictions for product design, manufacturing, labeling, clearance, or other issues. For the same reasons, we may voluntarily elect to recall or restrict the use of a product. Any recall or restriction could divert managerial and financial resources and might harm our reputation among our Customers and other healthcare professionals who use or recommend the products. Product recalls, restrictions, suspensions, re-labeling, or other change might have a material adverse effect on our business, performance, prospects, value, financial condition, or results of operations.
We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters.
We face an inherent business risk of exposure to product liability claims and other legal and regulatory actions. A significant increase in the number, severity, amount, or scope of these claims and actions may result in substantial costs and harm our reputation or otherwise adversely affect product sales and our business. Product liability claims and other legal and regulatory actions may also distract management from other business responsibilities.
We are also subject to a variety of other types of claims, proceedings, investigations, and litigation initiated by government agencies or third parties and other potential risks and liabilities. These include compliance matters, product regulation or safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, financial controls or reporting, intellectual property, allegations of misrepresentation, false claims or false statements, commercial claims, claims regarding promotion of our products and services, or other similar or different matters. Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs, restrictions on product use or sales, or otherwise injure our business.
Administratively or judicially imposed or agreed sanctions might include warning letters, fines, civil penalties, criminal penalties, loss of tax benefits, injunctions, product seizure, recalls, suspensions or restrictions, re-labeling, detention, and/or debarment. We also might be required to take actions such as payment of substantial amounts, or revision of financial statements, or to take the following types of actions with respect to our products, services, or business:

•	redesign, re-label, restrict, or recall products;

•	cease manufacturing and selling products;

•	seizure of product inventory;

•	comply with a court injunction restricting or prohibiting further marketing and sale of products or services;

•	comply with a consent decree, which could result in further regulatory constraints;

•	dedication of significant internal and external resources and costs to respond to and comply with legal and regulatory issues and constraints;

•	respond to claims, litigation, and other proceedings brought by Customers, users, governmental agencies, and others;

•	disruption of product improvements and product launches;

•	discontinuation of certain product lines or services; or

•	other restrictions or limitations on product sales, use or operation, or other activities or business practices.
Some product replacements or substitutions may not be possible or may be prohibitively costly or time consuming.
The impact of any legal, regulatory, or compliance claims, proceeding, investigation, or litigation, is difficult to predict. The occurrence of any new legal, regulatory or compliance claim or problem respecting any of our significant products, particularly should such events occur in the near term, could adversely affect our reputation with current and prospective Customers and could otherwise materially and adversely affect our business, performance, prospects, value, financial condition, or results of operations.
We maintain product liability and other insurance with coverages believed to be adequate. However, product liability or other claims may exceed insurance coverage limits, fines, penalties and regulatory sanctions may not be covered by insurance, or insurance may not continue to be available or available on commercially reasonable terms. Additionally, our insurers might deny claim coverage for valid or other reasons or may become insolvent.
We engage in acquisitions and affiliations, divestitures, and other business arrangements. Our growth may be adversely affected if we are unable to successfully identify, price, and integrate strategic business candidates or otherwise optimize our business portfolio.
Our success depends, in part, on strategic acquisitions and joint ventures, which are intended to complement or expand our businesses, divestiture of non-strategic businesses, and other actions to optimize our portfolio of businesses. This strategy depends upon our ability to identify, appropriately price, and complete these types of business development transactions or arrangements and to obtain any necessary financing. In fiscal 2014 we acquired the assets of Florida Surgical Repair, Inc., and Life Systems, Inc., and purchased the shares of Eschmann Holdings Ltd. In fiscal 2015 we acquired the shares of Integrated Medical Systems International, Inc., a newly formed subsidiary of ours acquired the assets of and assumed certain liabilities of AGAPE Instruments Service, Inc., and we purchased all the outstanding shares of capital stock of Dana Products, Inc. In fiscal 2016, we completed the share acquisitions of General Econopak, Inc., Black Diamond Video, Inc., and a minor business, and asset purchases of six minor businesses.
We also completed the acquisition of Synergy Health plc (the “Combination”) in fiscal 2016. The risk factors related to the Combination are treated separately below.
Our success will depend on our ability to integrate the businesses acquired, retain key personnel and otherwise execute our strategies. Our success will also depend on our ability to develop satisfactory working arrangements with our strategic partners in joint ventures or other affiliations, or to divest or realign businesses. Competition for strategic business candidates may result in increases in costs and price for acquisition candidates and market valuation issues may reduce the value available for divestiture of non-strategic businesses. These types of transactions are also subject to a number of other risks and uncertainties, including:

•	delays in realizing or failure to realize anticipated benefits of the transactions;

•	diversion of management’s time and attention from other business concerns;

•	difficulties in retaining key employees, Customers, or suppliers of the acquired or divested businesses;

•	difficulties in maintaining uniform standards, controls, procedures and policies, or other integration or divestiture difficulties;

•	adverse effects on existing business relationships with suppliers or Customers;

•	other events contributing to difficulties in generating future cash flows;

•	risks associated with the assumption of contingent or other liabilities of acquisition targets or retention of liabilities for divested businesses; and

•	difficulties in obtaining financing.
If we are unable to realize the anticipated operating efficiencies and synergies or other expected transaction benefits, our business, prospects, performance, value, financial condition or results of operation may be adversely impacted.

Our acquisition activity and ability to grow organically may be adversely affected if we are unable to continue to access the financial markets.
Our recent acquisitions have been financed largely through borrowings under our bank credit facilities and issuance of private placement notes. Future acquisitions or other capital requirements will necessitate additional cash. To the extent our existing sources of cash are insufficient to fund these or other future activities, we may need to raise additional funds through new or expanded borrowing arrangements or the sale of equity securities. There can be no assurance that we will be able to obtain additional funds beyond existing bank credit facilities on terms favorable to us, or at all.
If our cost reduction and restructuring efforts are ineffective, our profitability may be hurt or our business otherwise might be adversely affected.
We have undertaken various cost reduction and restructuring activities, including the targeted restructuring activities announced in March 2014. This latter restructuring involves primarily the closure of our Hopkins Production Facility in Mentor, Ohio and the transfer of the System 1E manufacturing operations conducted there to other North American manufacturing facilities. We have recorded a $20 million charge for the restructuring. These efforts may not produce the full efficiencies and cost reduction benefits we expect or efficiencies and benefits might be delayed. Implementation costs also might exceed expectations and further cost reduction measures might become necessary, resulting in additional future charges. If these cost reduction and restructuring efforts are not properly implemented or are unsuccessful, we might experience business disruptions or our business otherwise might be adversely affected.
If our continuing efforts to create a Lean business and in-source production to reduce costs are not successful, our profitability may be hurt or our business otherwise might be adversely affected.
We have undertaken various activities to create a Lean business. One of those activities is in-sourcing. We have major projects underway to in-source production that is currently provided by third parties. We have made investments during the past few fiscal years. There have been delays in the in-sourcing projects and, as a result, the expected savings have been delayed due to a variety of reasons. These activities may not produce the full efficiencies and cost reduction benefits that we expect or efficiencies and benefits might be further delayed. Implementation costs also might exceed expectations. If these in-sourcing or other Lean activities are not properly implemented or are unsuccessful, we might experience business disruptions, unanticipated additional expense or our business otherwise might be adversely affected.
Our business and results of operations may be adversely affected if we are unable to recruit and retain qualified management and other personnel or other compliance matters adversely impact our personnel.
Our continued success depends, in large part, on our ability to hire and retain highly qualified people and if we are unable to do so, our business and operations may be impaired or disrupted. Competition for highly qualified people is intense and there is no assurance that we will be successful in attracting or retaining replacements to fill vacant positions, successors to fill retirements or employees moving to new positions, or other highly qualified personnel. In addition legal, regulatory or compliance matters create significant distraction or diversion of significant or unanticipated resources or attention, that could have a material adverse effect on the responsibilities and retention of qualified employees, and on our business, performance, prospects, value, financial condition or results of operation.
Our business and financial condition could be adversely affected by difficulties in acquiring or maintaining a proprietary intellectual ownership position.
To maintain our competitive position, we need to obtain patent or other proprietary rights for new and improved products and to maintain and enforce our existing patents and other proprietary rights. We typically apply for patents in the United States and in strategic foreign countries. We may also acquire patents through acquisitions. A 2007 United States Supreme Court decision increases the difficulty of obtaining patent protection in the United States.
We rely on a combination of patents, trade secrets, know-how, and confidentiality agreements to protect the proprietary aspects of our technology. These measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. Litigation may be necessary to enforce or defend our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of our proprietary rights. Litigation may also be brought against us claiming that we have violated the intellectual property rights of others. Litigation may be costly and may divert management’s attention from other matters. Additionally, in some foreign countries with weaker intellectual property rights, it may be difficult to maintain and enforce patents and other proprietary rights or defend against claims of infringement. If we are unable to obtain necessary patents, our patents and other proprietary rights are successfully challenged, or competitors independently develop substantially equivalent information and technology or otherwise gain access to our proprietary technology, our business, performance, value, financial condition, or results of operations may be adversely affected.

The failure of key IT systems would have significant impacts on business performance.
Information technology is an integral part of our business and operations systems. The increasing threat of cyber-attack and the vulnerabilities of cloud computing in this respect could present business disruption and potential liability if such threats and vulnerabilities become a reality.

Risks related to our Redomiciliation and the Combination
We may not realize all of the anticipated benefits of the Combination or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the two businesses.
Our ability to realize all of the anticipated benefits of the Combination will depend on our ability to integrate the businesses of Old STERIS and Synergy. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we are being required to devote significant management attention and resources to integrating the business practices and operations of Old STERIS and Synergy. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits that we expect from the Combination. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the Combination could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of Customer relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, business opportunities and growth prospects from combining the business of Synergy with that of Old STERIS;

•	difficulties in the integration of operations and systems; and

•	difficulties in managing the expanded operations of a larger and more complex company.

•	unforeseen changes in tax legislation.
Many of these factors will be outside of our control and any of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the businesses of Old STERIS and Synergy are integrated successfully, we may not realize the full benefits of the Combination, including the cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all, or additional unanticipated costs may be incurred in the integration of the businesses of Old STERIS and Synergy. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the Combination, or negatively impact the price of STERIS ordinary shares. As a result, we cannot provide assurance that the combination of the Old STERIS and Synergy businesses will result in the realization of the full benefits anticipated from the Combination.
We may not be able to timely and effectively implement controls and procedures over Synergy operations as required under the Sarbanes-Oxley Act of 2002.
Prior to the Combination, Synergy was not subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. We will need to timely and effectively implement the internal controls necessary to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of internal controls over financial reporting and a report by an independent registered public accounting firm addressing these assessments. We are taking appropriate measures to establish or implement an internal control environment at Synergy aimed at successfully adopting the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. However, it is possible that we may experience delays in implementing or are unable to implement the required internal financial reporting controls and procedures.
The laws of England and Wales differ from the laws in effect in the United States and may afford less protection to holders of our securities.
It may not be possible to enforce court judgments obtained in the United States against us in England and Wales based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of England and Wales would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or our directors or officers based on those laws. The United States currently does not have a treaty with England and Wales providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters in each of the U.K.’s jurisdictions. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in the U.K.

A judgment obtained against us will be enforced by English courts if the following general requirements are met: (i) The U.S. court must have been a competent jurisdiction in relation to the particular defendant according to English conflict of laws rules (the submission to jurisdiction by the defendant in the U.S. court would satisfy this rule), (ii) the judgment must be for a sum of money, but not for taxes, a fine or other penalty and (iii) the judgment must be final and conclusive and unalterable in the court which pronounced it. A judgment may be final and conclusive even though an appeal is pending in the U.S. court where it was given, although in such a case a stay of execution would likely be ordered by the U.S. court pending a possible appeal. A judgment given in default of appearance may be considered by the English courts as final and conclusive. However the English courts may refuse to enforce a judgment of the U.S. courts that meets the above requirements for one of the following reasons: (i) if the judgment was obtained by fraud, (ii) the enforcement or recognition of the judgment would be contrary to public policy or the European Convention on Human Rights, (iii) the proceedings in which the judgment was obtained were opposed to natural justice, (iv) the judgment is inconsistent with a prior judgment on the same subject matter and between the same parties, (v) the judgment is for multiple damages and is therefore unenforceable under the Protection of Trading Interests Act 1980 or (vi) the proceedings in which the judgment was obtained were brought contrary to a jurisdiction or arbitration agreement.
As a company incorporated under the laws of England and Wales, we are governed by the Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an English company generally are owed to the company only. Shareholders of English companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.
As a result of different shareholder voting requirements in the U.K. relative to Ohio, we have less flexibility with respect to certain aspects of capital management than we had as an Ohio corporation.
Under Ohio law and Old STERIS’s articles of incorporation, prior to the Combination our directors could issue, without shareholder approval or any preemptive rights, any shares authorized by Old STERIS’s articles of incorporation that were not already issued. Under English law, our directors may issue new STERIS ordinary shares up to a maximum amount equal to the allotment authority granted to the directors under our articles of association without further shareholder approval or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, English law grants statutory preemption rights to existing shareholders to subscribe for new issuances of shares for cash, but allows shareholders to waive their statutory preemption rights by way of special resolution with respect to any particular allotment of shares or generally, subject to a five-year limit on such waiver. Accordingly, our articles of association contain, as permitted by English law, a provision authorizing our board of directors to issue new shares for cash without preemption rights. The authorization of the directors to issue shares without further shareholder approval and the authorization of the waiver of the statutory preemption rights must both be renewed by the shareholders at least every five years, and we cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our securities. While we do not believe that the differences between Ohio law and English law relating to our capital management will have an adverse effect on us, situations may arise where the flexibility Old STERIS had under Ohio law would have provided benefits to our shareholders that are not available under English law.
English law also generally prohibits a company from repurchasing its own shares by way of “off market purchases” without the prior approval of its shareholders. Such approval lasts for a maximum period of up to five years. Our shares are traded on the NYSE, which is not a recognized investment exchange in the U.K. Consequently, any repurchase of our shares is currently considered an “off market purchase.” At present, we have no share repurchase authorization. We are seeking shareholder repurchase authorization at our 2016 Annual General Meeting of Shareholders.
Transfers of your STERIS shares, other than one effected by means of the transfer of book-entry interests in the Depository Trust Company (the “DTC”), may be subject to U.K. stamp duty.
No liability to stamp duty or stamp duty reserve tax ("SDRT") should generally arise on the issue of STERIS ordinary shares, including into DTC.
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
A STERIS shareholder who is an individual resident in the U.K. for tax purposes and who receives a dividend from us will be subject to U.K. income tax. With effect from April 6, 2016, dividends no longer have an associated tax credit. Instead, the STERIS shareholder will have an annual tax-free dividend allowance of £5,000. After this, the rate of income tax payable on the dividend will depend upon the STERIS shareholder's other taxable income (and is currently set at 7.5% for basis rate taxpayers, 32.5% for higher rate taxpayers and 38.1% for additional rate taxpayers).
Future changes to U.S. and non-U.S. tax laws could adversely affect us.
The U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where we and our affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the United States and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect us and our affiliates.
Proposed legislation relating to the denial of U.S. federal or state governmental contracts to U.S. companies that redomicile abroad could adversely affect our business.
Various U.S. federal and state legislative proposals that would deny governmental contracts to redomiciled companies may affect us if adopted into law. We are unable to predict the likelihood that any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the effect such enactments or increased regulatory scrutiny could have on our business.
The tax rate that will apply to us is uncertain and may vary from expectations.
There can be no assurance that we will be able to maintain any particular worldwide effective corporate tax rate. We cannot give any assurance as to what our effective tax rate will be in the future because of, among other things, uncertainty regarding the tax policies of the jurisdictions in which we and our affiliates operate, including if the U.K. votes to leave the European Union in its proposed “Brexit” referendum on June 23, 2016. Our actual effective tax rate may vary from our expectations, and such variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices in any particular jurisdiction could change in the future, possibly on a retroactive basis, and any such change could have a material adverse impact on us and our affiliates.
The U.S. Internal Revenue Service (the “IRS”) may not agree that we are a foreign corporation for U.S. federal tax purposes.
Although we are incorporated under the laws of England and Wales and are a tax resident in the U.K. for U.K. tax purposes, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code” and such Section, “Section 7874”). For U.S. federal tax purposes, a corporation generally is considered to be a tax resident in the jurisdiction of its organization or incorporation. Because we are incorporated under the laws of England and Wales, we would generally be classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874, however, provides an exception to this general rule under which a non-U.S. incorporated entity may, in certain circumstances (including a transaction pursuant to which a U.S. corporation is acquired by a non-U.S. corporation such as the Combination), be treated as a U.S. corporation for U.S. federal tax purposes.
Generally, for us to be treated as a non-U.S. corporation for U.S. federal tax purposes following the Combination under Section 7874, the former shareholders of Old STERIS must own (within the meaning of Section 7874) less than 80% (by both vote and value) of all of the outstanding STERIS ordinary shares after the Combination by reason of holding shares in Old STERIS (including the receipt of STERIS ordinary shares in exchange for Old STERIS shares) (the “80% Ownership Requirement”). Based on the terms of the Combination, Old STERIS shareholders owned less than 80% (by both vote and value) of all of the outstanding STERIS ordinary shares after the Combination by reason of holding shares in Old STERIS and thus the 80% Ownership Requirement is expected to have been satisfied. As a result, under current law, we are expected to be treated as a non-U.S. corporation for U.S. federal income tax purposes. However, ownership for purposes of Section 7874 is subject to various adjustments under the Code and the Treasury Regulations promulgated thereunder (including the temporary regulations under Section 7874 issued by the IRS on April 4, 2016 (the “Temporary Regulations”), some of which apply retroactively to the Combination), and there is limited guidance regarding these provisions, including the application of the ownership test. Thus, there can be no assurance that the IRS will agree with the position that the ownership test was satisfied following the Combination or that the IRS would not successfully challenge our status as a non-U.S. corporation for U.S. tax purposes.
If we were to be treated as a U.S. corporation for U.S. federal tax purposes, we could be subject to substantial additional U.S. tax liability. Additionally, if we were treated as a U.S. corporation for U.S. federal tax purposes, non-U.S. holders of STERIS ordinary shares would be subject to U.S. withholding tax on the gross amount of any dividends we paid to such shareholders. For U.K. tax purposes, we are expected, regardless of any application of Section 7874, to be treated as a U.K. tax resident. Consequently, if we are treated as a U.S. corporation for U.S. federal tax purposes under Section 7874, we could be liable for both U.S. and U.K. taxes, which could have a material adverse effect on our financial condition and results of operations.
Section 7874 may adversely affect our and our U.S. affiliates’ effective tax rate, and our and their ability to utilize certain U.S. tax attributes following the Combination.
Following the acquisition of a U.S. corporation by a non-U.S. corporation, Section 7874 can limit the ability of the acquired U.S. corporation and its U.S. affiliates to utilize certain U.S. tax attributes (including net operating losses and certain tax credits) to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, we currently expect that, following the Combination, this limitation will apply and, as a result, we currently do not expect that we or our U.S. affiliates will be able to utilize certain U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain specified taxable transactions. In addition, the Temporary Regulations referred to above generally aim to limit or eliminate certain U.S. tax benefits that may arise in connection with so-called inversion transactions. Among other things, the Temporary Regulations curtail an inverted group’s ability to access earnings of certain non-U.S. affiliates without incurring additional tax cost (such rules apply retroactively to September 22, 2014).
Our status as a foreign corporation for U.S. tax purposes and the U.S. tax liability of us and our affiliates could be affected by a change in law.
Under current law, we are expected to be treated as a non-U.S. corporation for U.S. federal tax purposes. However, changes to the rules in Section 7874 or the Treasury Regulations promulgated thereunder, or other changes in law, could adversely affect our status as a non-U.S. corporation for U.S. federal tax purposes, our effective tax rate and/or future tax planning for the combined group, and any such changes could have prospective or retroactive application to us, Old STERIS, our shareholders, the former shareholders of Old STERIS, our affiliates, and/or the Combination.
Recent legislative proposals have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. For example, proposals introduced by certain Democratic members of both houses of Congress which, if enacted in their present form, would be effective retroactively to any transactions completed after May 8, 2014 would, among other things, treat a foreign acquiring corporation as a U.S. corporation under Section 7874 if the former shareholders of the U.S. corporation own more than 50% of the shares of the foreign acquiring corporation after the transaction. These proposals, if enacted in their present form and if made retroactively effective to transactions completed during the period in which the Combination occurred, would cause us to be treated as a U.S. corporation for U.S. federal tax purposes. It is presently uncertain whether any such legislative proposals or any other legislation relating to Section 7874 or so-called inversion transactions will be enacted into law and, if so, what impact such legislation would have on us and our affiliates.
In addition, the U.S. Department of Treasury may take further regulatory action in connection with so-called inversion transactions or perceived issues relating to base erosion and profit shifting and we cannot be certain that any such regulatory action would not have an adverse impact on us. For example, the IRS issued proposed regulations on April 4, 2016 that would, in many circumstances, limit or deny U.S. tax deductions for interest on certain intragroup loans issued on or after April 4, 2016. Any change of law or regulatory action relating to Section 7874 or so-called inversion transactions, inverted groups or earnings stripping techniques could adversely impact our tax status as well as our financial position and results in a material manner.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2016. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.
In the table below, “Contract Sterilization” refers to locations of the Applied Sterilization Technologies segment. “Manufacturing,” “Warehousing,” “Operations,” or “Sales Offices” refer to locations serving one or more of the Healthcare Products, Healthcare Specialty Services and Life Sciences segments.

United Kingdom (U.K.) United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.K/U.S./INTL*	Use	Owned/Leased
Montgomery, AL	U.S.	Manufacturing	Owned
Ontario, CA	U.S.	Contract Sterilization	Owned
San Diego, CA	U.S.	Contract Sterilization	Owned
Temecula, CA	U.S.	Contract Sterilization	Owned
Libertyville, IL (2 locations)	U.S.	Contract Sterilization	Owned
Northborough, MA	U.S.	Contract Sterilization	Owned
Brooklyn Park, MN	U.S.	Contract Sterilization	Owned
St. Louis, MO (4 locations)	U.S.	Manufacturing	Owned
South Plainfield, NJ	U.S.	Contract Sterilization	Owned
Whippany, NJ	U.S.	Contract Sterilization	Owned
Chester, NY (2 locations)	U.S.	Contract Sterilization	Owned
Groveport, OH	U.S.	Contract Sterilization	Owned
Mentor, OH (14 locations)	U.S.	U.S. Headquarters	Owned
	U.S.	Sales/Marketing Offices	Owned
	U.S.	Administrative Offices	Owned
	U.S.	Manufacturing/Warehousing	Owned
	U.S.	Manufacturing/Operations	Owned
	U.S.	Research and Development	Owned
	U.S.	Lobby, Showroom and Customer Service	Owned
	U.S.	Education Center	Owned
Philadelphia, PA	U.S	Manufacturing/Warehousing	Owned
Spartanburg, SC	U.S.	Contract Sterilization	Owned
El Paso, TX (2 locations)	U.S.	Contract Sterilization	Owned
Grand Prairie, TX	U.S.	Contract Sterilization	Owned
Sandy, UT	U.S.	Contract Sterilization	Owned
Minneapolis, MN (2 locations)	U.S.	Contract Sterilization	Owned
Birmingham, AL (5 locations)	U.S.	Manufacturing/ Office Space/ Warehousing	Owned
Oldsmar, FL	U.S.	Contract Sterilization	Owned
Houston, TX	U.S.	Operations	Owned
Chattanooga, TN	U.S.	Operations	Owned
Mason, OH	U.S.	Operations	Owned
Vega Alta, PR	U.S.	Contract Sterilization	Owned
Mogi das Cruzes, Brazil	INTL	Manufacturing/Sales Office	Owned
Quebec City, Canada	INTL	Manufacturing	Owned
Whitby, Canada	INTL	Contract Sterilization	Owned

United Kingdom (U.K.) United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.K/U.S./INTL*	Use	Owned/Leased
Suzhou, China	INTL	Contract Sterilization	Owned
Alajuela, Costa Rica (2 locations)	INTL	Contract Sterilization	Owned
Velka Bites, Czech Republic	INTL	Contract Sterilization	Owned
Berkshire, England	U.K.	Contract Sterilization	Owned
Derby, England (2 locations)	U.K.	Administration Offices/Operations	Owned
Lancashire, England	U.K.	Administration Offices/Operations	Owned
Lancing, England	U.K.	Manufacturing/Administration Offices	Owned
Leicester, England	U.K.	Global Corporate Headquarters/ Manufacturing	Owned
Northamptonshire, England	U.K.	Contract Sterilization	Owned
Swindon, England (3 locations)	U.K.	Contract Sterilization	Owned
Yorkshire, England (3 locations)	U.K.	Contract Sterilization	Owned
Tuusula, Finland	INTL	Manufacturing/Sales Office	Owned
Bordeaux, France	INTL	Manufacturing/Sales Office/Showroom	Owned
Chusclan, France	INTL	Contract Sterilization	Owned
Tullamore, Ireland (2 locations)	INTL	Contract Sterilization	Owned
Westport, Ireland	INTL	Contract Sterilization	Owned
Calcinate, Italy	INTL	Contract Sterilization	Owned
Bastia di Rovolon, Italy	INTL	Contract Sterilization	Owned
Spresiano, Italy	INTL	Contract Sterilization	Owned
Rawang, Malaysia	INTL	Contract Sterilization	Owned
Duiven, Netherlands	INTL	Operations	Owned
Emmen, Netherlands	INTL	Operations	Owned
Goes, Netherlands	INTL	Operations	Owned
Hoorn, Netherlands	INTL	Operations	Owned
Raalte, Netherlands	INTL	Operations	Owned
SH Etten-Leur, Netherlands	INTL	Contract Sterilization	Owned
SH Venlo, Netherlands	INTL	Contract Sterilization	Owned
Textielservice, Netherlands	INTL	Sales Office/Administration Office	Owned
Tiel, Netherlands	INTL	Operations	Owned
WVZ Alkmaar, Netherlands	INTL	Contract Sterilization	Owned
Michalovce, Slovakia	INTL	Contract Sterilization	Owned
Pribenik, Slovakia	INTL	Contract Sterilization	Owned
Johannesburg, South Africa	INTL	Contract Sterilization	Owned
Daniken, Switzerland	INTL	Contract Sterilization	Owned
Thailand AST, Thailand	INTL	Contract Sterilization	Owned
St. Louis, MO	U.S.	Warehousing/Distribution	Leased
Reno, NV	U.S.	Warehousing	Leased
Mentor, OH (2 locations)	U.S.	Administrative Offices	Leased
Stow, OH (2 locations)	U.S.	Sales/Administration Offices	Leased
Hillsborough, NJ	U.S.	Sales/Administration Offices	Leased
Keller, TX	U.S.	Sales/Administration Offices	Leased
Houston, TX	U.S.	Sales/Administration Offices	Leased
Tustin, CA	U.S.	Sales/Administration Offices	Leased

United Kingdom (U.K.) United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.K/U.S./INTL*	Use	Owned/Leased
Montgomery Village, MD	U.S.	Sales/Administration Offices	Leased
Melville, NY	U.S.	Sales/Administration Offices	Leased
Santa Clara, CA	U.S.	Sales Office	Leased
Chesterfield, MO	U.S.	Sales/Administration Offices	Leased
Cooper City, FL	U.S.	R&D, Engineering, Repair	Leased
Rockville, MD	U.S.	Repair Lab	Leased
Charlotte, NC	U.S.	Administration Offices	Leased
Springdale, OH	U.S.	Offices/Warehousing	Leased
Stone Mountain, GA	U.S.	Instrument Repair Lab	Leased
Franklin Park, IL	U.S.	Manufacturing/ Administration Offices	Leased
Bensenville, IL	U.S.	Offices/ Warehousing/ Lab	Leased
Montgomery, AL	U.S.	Warehousing	Leased
Ooltewah, TN	U.S.	Office/Warehousing	Leased
Bethlehem, PA	U.S.	Sales/ Administration Offices	Leased
Westborough, MA	U.S.	Sales/ Administration Offices	Leased
Belair, MD	U.S.	Sales/ Administration Offices	Leased
Point Richmond, CA	U.S.	Manufacturing/ Administration Offices/Sales/ Warehousing	Leased
Feasterville, PA	U.S.	Warehousing	Leased
San Diego, CA	U.S.	Contract Sterilization	Leased
Denver, CO	U.S.	Contract Sterilization	Leased
Lima, OH	U.S.	Contract Sterilization	Leased
Saxonburg, PA	U.S.	Contract Sterilization	Leased
Petaluma, CA	U.S.	Contract Sterilization	Leased
Tampa, FL (2 locations)	U.S.	Sales/Administration Offices/Operations	Leased
Miami, FL	U.S.	Operations	Leased
Raleigh, NC	U.S.	Operations	Leased
Los Angeles, CA	U.S.	Operations	Leased
Baltimore, MA	U.S.	Operations	Leased
Salt Lake, UT	U.S.	Operations	Leased
Atlanta, GA	U.S.	Operations	Leased
Louisville, KY	U.S.	Operations	Leased
Detroit, MI	U.S.	Operations	Leased
Nashville, TN	U.S.	Operations	Leased
Westbury, NY (2 locations)	U.S.	Operations	Leased
Aartselaar, Belgium	INTL	Sales Office/ Service/ Warehousing	Leased
Malle, Belgium	INTL	Sales Office/ Service/ Warehousing	Leased
Antwerpen, Belgium	INTL	Sales Office/Service	Leased
Sao Paulo, Brazil	INTL	Sales Office	Leased
Mississauga, Canada	INTL	Sales Office/Warehousing	Leased
Beijing, China	INTL	Sales Office	Leased
Guangzhou, China	INTL	Sales/Administration Offices/ Assembly	Leased
Nanjing, China	INTL	Operations	Leased
Shanghai, China	INTL	Sales Office/ Manufacturing	Leased

United Kingdom (U.K.) United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.K/U.S./INTL*	Use	Owned/Leased
Suzhou, China	INTL	Operations	Leased
Wuhan, China	INTL	Operations	Leased
Abergavenny, England	U.K.	Laboratory Services	Leased
Basingstoke, England	U.K.	Sales Office	Leased
Derby, England	U.K.	Operations	Leased
Dunstable, England	U.K.	Operations	Leased
Hebden Bridge, England	U.K.	Laboratory Services	Leased
Lancashire, England	U.K.	Operations	Leased
Leicester, England (2 locations)	U.K.	Warehousing/Operations	Leased
Lincoln, England	U.K.	Operations	Leased
Lincolnshire, England	U.K.	Operations	Leased
Merseyside, England	U.K.	Operations	Leased
Oxfordshire, England	U.K.	Contract Sterilization	Leased
Sheffield, England (2 locations)	U.K.	Operations	Leased
Strathclyde, England	U.K.	Operations	Leased
Swindon, England	U.K.	Administration Offices	Leased
Wythenshawe, England (2 locations)	U.K.	Operations	Leased
La Chapelle St. Mesmin, France	INTL	Sales Office	Leased
Marseille, France	INTL	Contract Sterilization	Leased
Orleans, France	INTL	Showroom	Leased
Saint Jean d'illac, France	INTL	Warehousing	Leased
Paris, France	INTL	Sales Office	Leased
Toussieu, France	INTL	Warehousing	Leased
Allershausen, Germany	INTL	Contract Sterilization	Leased
Cologne, Germany	INTL	Sales Office	Leased
Radeberg, Germany	INTL	Contract Sterilization	Leased
Gokul Nagar, India	INTL	Sales Office	Leased
Poggio Rusco, Italy	INTL	Contract Sterilization	Leased
Segrate, Italy	INTL	Sales Office	Leased
Seriate, Italy (4 locations)	INTL	Sales/Administration Offices/Contract Sterilization	Leased
Tokyo, Japan	INTL	Sales Office	Leased
Kuala Ketil, Malaysia	INTL	Contract Sterilization	Leased
Kulim Kedah, Malaysia	INTL	Contract Sterilization	Leased
MINT Bangi, Malaysia	INTL	Contract Sterilization	Leased
Petaling Jaya, Malaysia	INTL	Sales Office	Leased
Guadalupe, Mexico	INTL	Manufacturing	Leased
Doetinchem, Netherlands	INTL	Operations	Leased
Ede, Netherlands	INTL	Operations	Leased
Gemert, Netherlands	INTL	Operations	Leased
Nieuwegein, Netherlands	INTL	Operations	Leased
Nieuwerkerk, Netherlands	INTL	Operations	Leased
Rotterdam, Netherlands	INTL	Operations	Leased
Tilburg, Netherlands	INTL	Operations	Leased

United Kingdom (U.K.) United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.K/U.S./INTL*	Use	Owned/Leased
Utrecht, Netherlands	INTL	Laboratory Services	Leased
Voorburg, Netherlands	INTL	Operations	Leased
Zutphen, Netherlands	INTL	Operations	Leased
Zwolle, Netherlands	INTL	Operations	Leased
Moscow, Russia	INTL	Sales Office	Leased
Singapore (2 locations)	INTL	Sales Office, Warehousing	Leased
Madrid, Spain	INTL	Sales Office	Leased

* International includes all foreign countries other than the U.K.

ITEM 3.	LEGAL PROCEEDINGS

Information regarding our legal proceedings is included in Item 7, "MD&A" and note 11 of our consolidated financial statements titled, "Commitments and Contingencies," and incorporated herein by reference thereto.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S ORDINARY EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our ordinary shares are traded on the New York Stock Exchange under the symbol “STE.” The following table presents, for the quarters ending on the dates indicated, the high and low sales prices for our shares. The information given for periods prior to the Combination is for common shares of Old STERIS.

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2016
High	$75.10	$78.77	$69.76	$71.39
Low	61.38	63.19	60.75	62.09
Fiscal 2015
High	$70.65	$68.04	$57.72	$55.36
Low	62.56	52.29	49.78	47.24

Holders.  As of March 31, 2016, there were approximately 56 holders of record of our ordinary shares. However, we believe that we have a significantly larger number of beneficial holders of our shares.
Dividend Policy.  The Company’s Board of Directors decides the timing and amount of any dividends we may pay. During fiscal 2016, we paid cash dividends totaling $0.98 per outstanding share in respect for all shares outstanding for the entire fiscal year ($0.23 per outstanding share to shareholders of record on June 3, 2015, and $0.25 per outstanding share to shareholders of record on the following dates: August 25, 2015, October 30, 2015 and March 1, 2016). During fiscal 2015, we paid cash dividends totaling $0.90 per outstanding share ($0.21 per outstanding share to shareholders of record on June 5, 2014, and $0.23 per outstanding share to shareholders of record on the following dates: August 26, 2014, November 26, 2014 and February 25, 2015).
Recent Sales of Unregistered Securities.  On November 2, 2015, we issued 100,000 preferred shares, par value of £0.10 ($0.15) each, for an aggregate consideration of £10,000, or approximately $15,000, to one of our service providers in satisfaction of debt owed to such service provider. This issuance of preferred shares was made pursuant to the exemption from registration provided for in Section 4(a)(2) of the Securities Act of 1933 by virtue of it being a private placement. Please refer to note 13 of our Consolidated Financial Statements for more information regarding our preferred stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.  The following table presents information with respect to purchases STERIS made of its ordinary shares of common stock during the fourth quarter of the 2016 fiscal year:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (dollars in thousands)
January 1-31	—		$—		—	$—
February 1-28	—		—		—	—
March 1-31	—		—		—	—
Total	—	(1)	$—	(1)	—	$—

(1)
Does not include 23 shares purchased during the quarter at an average price of $69.06 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31,
(in thousands, except per share data)	2016 (1)	2015 (1)	2014(1)	2013(2)	2012(2)
Statements of Income Data:
Revenues	$2,238,764	$1,850,263	$1,622,252	$1,501,902	$1,406,810
Gross profit	895,481	774,301	649,622	621,263	568,465
Restructuring expenses	(820)	(391)	13,204	(565)	644
Income from continuing operations	212,927	227,211	206,807	242,829	222,316
Income taxes	60,299	73,756	58,934	67,121	74,993
Net income attributable to shareholders	$111,585	$135,064	$129,442	$159,977	$136,115
Basic income per ordinary share:
Net income	$1.57	$2.27	$2.20	$2.74	$2.33
Shares used in computing net income per ordinary share – basic	70,698	59,413	58,966	58,305	58,367
Diluted income per ordinary share:
Net income	$1.56	$2.25	$2.17	$2.72	$2.31
Shares used in computing net income per ordinary share – diluted	71,184	60,045	59,745	58,884	58,963
Dividends per ordinary share	$0.98	$0.90	$0.82	$0.74	$0.66
Balance Sheets Data:
Working capital	$571,919	$437,101	$420,239	$395,103	$373,488
Total assets	5,346,416	2,097,291	1,887,162	1,761,109	1,405,696
Long-term indebtedness	1,567,796	621,075	493,480	492,290	210,000
Total liabilities	2,307,524	1,023,645	845,916	814,129	583,032
Total shareholders’ equity	$3,023,034	$1,071,632	$1,038,705	$944,942	$821,401

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Presented amounts include the impact of the SYSTEM 1 Rebate Program and the SYSTEM 1 class action settlement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
In Management’s Discussion and Analysis (“MD&A”), we explain the general financial condition and the results of operations for STERIS and its subsidiaries including:

•	what factors affect our business;

•	what our earnings and costs were;

•	why those earnings and costs were different from the year before;

•	where our earnings came from;

•	how this affects our overall financial condition;

•	what our expenditures for capital projects were; and

•	where cash will come from to fund future debt principal repayments, growth outside of core operations, repurchase ordinary shares, pay cash dividends and fund future working capital needs.
The MD&A also analyzes and explains the annual changes in the specific line items in the Consolidated Statements of Income. As you read the MD&A, it may be helpful to refer to information in Item 1, “Business,” Item 6, “Selected Financial Data,” and our consolidated financial statements, which present the results of our operations for fiscal 2016, 2015 and 2014, as well as Part I, Item 1A, “Risk Factors” and note 11 of our consolidated financial statements titled, "Commitments and Contingencies" for a discussion of some of the matters that can adversely affect our business and results of operations. This information, discussion, and disclosure may be important to you in making decisions about your investments in STERIS.

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

REVENUES– DEFINED

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

GENERAL OVERVIEW AND EXECUTIVE SUMMARY

Our Business. STERIS plc, a public limited company organized under the laws of England and Wales, was incorporated on October 9, 2014 as a private limited company under the name New STERIS Limited and was re-registered effective November 2, 2015 as a public limited company under the name STERIS plc. New STERIS Limited was established to effect the combination ("Combination") of STERIS Corporation, an Ohio corporation ("Old STERIS"), and Synergy Health plc, a public limited company organized under the laws of England and Wales ("Synergy"). The Combination closed on November 2, 2015 and as a result STERIS plc became the ultimate parent company of Old STERIS and STERIS completed the acquisition of Synergy in a cash and stock transaction. Synergy has been re-registered under the name Synergy Health Limited. The Combination was accounted for in the consolidated financial statements as a merger between entities under common control; accordingly the historical consolidated financial statements of Old STERIS for periods prior to November 2, 2015, are considered to be the historical financial statements of STERIS plc.
Due to the timing of the closing of the Combination, the results of Synergy are only reflected in the results of operations of the Company from November 2, 2015 forward, which will affect comparability to the prior period historical operations of the Company throughout this Annual Report on Form 10-K.
As a result of the Combination, we have reorganized our operations into four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. We describe our business segments in note 12 to our consolidated financial statements, titled "Business Segment Information."
Our mission is to help our Customers create a healthier and safer world by providing innovative healthcare and life science product and service solutions around the globe. Our dedicated employees around the world work together to supply a broad range of solutions by offering a combination of capital equipment, consumables, and services to healthcare, pharmaceutical, industrial, and governmental Customers.
The bulk of our revenues are derived from the healthcare and pharmaceutical industries. Much of the growth in these industries is driven by the aging of the population throughout the world, as an increasing number of individuals are entering their prime healthcare consumption years, and is dependent upon advancement in healthcare delivery, acceptance of new technologies, government policies, and general economic conditions. The pharmaceutical industry has been impacted by increased FDA scrutiny of cleaning and validation processes, mandating that manufacturers improve their processes. Within healthcare, there is increased concern regarding the level of hospital acquired infections around the world; increased demand for medical procedures, including preventive screenings such as endoscopies and colonoscopies; and a desire by our Customers to operate more efficiently, all which are driving increased demand for many of our products and services.
We also are pursuing a strategy of expanding into adjacent markets with acquisitions in the Healthcare Products, Healthcare Specialty Services and Life Sciences segments. On July 31, 2015 we acquired all of the outstanding shares of General Econopak, Inc. (“Gepco”), a Pennsylvania-based manufacturer of consumable product solutions in the areas of sterility maintenance, barrier protection, and sterile cleanroom products for pharmaceutical, biotechnology and veterinary Customers. On June 12, 2015 we acquired the capital stock of Black Diamond Video, Inc. ("Black Diamond"), a California-based developer and provider of operating room integration systems. We also completed several other minor purchases that continued to expand our service offerings in the Healthcare Products, Healthcare Specialty Services and Life Sciences segments.

We continue to invest in manufacturing in-sourcing projects for the purpose of improving quality, cost and delivery of our products to our Customers.

Highlights.  Revenues increased $388.5 million, or 21.0%, to $2,238.8 million for the year ended March 31, 2016, as compared to $1,850.3 million for the year ended March 31, 2015, reflecting growth within all four business segments and the Combination with Synergy.
Fiscal 2016 operating income decreased 6.3% to $212.9 million over the fiscal 2015 operating income of $227.2 million. Contributing to this decrease were additional acquisition costs related to our Combination with Synergy of $50.1 million, in fiscal 2016 over fiscal 2015. In addition, we incurred $26.5 million in the second quarter of fiscal 2016 in connection with a settlement of a legacy pension obligation (see Note 10 to our financial statements titled ,"Benefit Plans" for more information).
Net cash flows from operations were $254.7 million and free cash flow was $129.1 million in fiscal 2016 compared to Net cash flows from operations of $246.0 and free cash flow of $161.6 in fiscal 2015, (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Cash flow from operations and free cash flow were negatively impacted by expenses related to the Combination with Synergy and other acquisitions. In addition, the amount paid in fiscal 2016 in connection with our annual compensation program was higher than the amount paid in fiscal 2015 and a pension contribution was made in connection with the settlement of a legacy pension obligation (see Note 8 to our financial statements titled,"Benefit Plans" for more information on the pension obligation settlement). Free cash flow was further impacted by an increase in purchases of property, plant, equipment and intangibles. Our debt-to-total capital ratio was 34.2% at March 31, 2016. We increased our quarterly dividend for the tenth consecutive year to $0.25 per share per quarter.
Outlook. Fluctuations in foreign currency rates can impact revenues and costs outside of the United States, creating variability in our results for fiscal 2016 and beyond.
In fiscal 2017 and beyond, we expect to continue to manage our costs, grow our business with internal product and service development, invest in greater capacity, and augment these value creating methods with acquisitions of adjacent products and services. We plan to continue our efforts to in-source some of the production that we have traditionally out-sourced.

MATTERS AFFECTING COMPARABILITY

International Operations. Through our subsidiaries, we operate in various international locations. Fluctuations in the exchange rate of our reporting currency, the U.S. dollar, relative to the currencies of other countries in which we operate can increase or decrease our reported net assets and results of operations. During fiscal 2016, our revenues were unfavorably impacted by $41.9 million, or 1.8%, and income before taxes was favorably impacted by $20.4 million, or 13.6%, as a result of foreign currency movements relative to the U.S. dollar.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments and growth outside of core operations, repurchase shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the years ended March 31, 2016, 2015 and 2014:

	Years Ended March 31,
(dollars in thousands)	2016	2015	2014
Net cash flows provided by operating activities	$254,675	$246,040	$209,631
Purchases of property, plant, equipment and intangibles, net	(126,407)	(85,255)	(86,367)
Proceeds from the sale of property, plant, equipment and intangibles	844	829	4,774
Free cash flow	$129,112	$161,614	$128,038

RESULTS OF OPERATIONS

In the following subsections, we discuss our earnings and the factors affecting them. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

FISCAL 2016 AS COMPARED TO FISCAL 2015

Revenues. The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2016 to the year ended March 31, 2015:

	Years Ended March 31,			Percent
(dollars in thousands)	2016	2015	Change	Change
Total revenues	$2,238,764	$1,850,263	$388,501	21.0%

Revenues by type:
Capital equipment revenues	613,904	597,809	16,095	2.7%
Consumable revenues	516,142	449,996	66,146	14.7%
Service revenues	1,108,718	802,458	306,260	38.2%

Revenues by geography:
United Kingdom revenues	144,577	51,889	92,688	178.6%
United States revenues	1,662,050	1,449,223	212,827	14.7%
Other foreign revenues	432,137	349,151	82,986	23.8%

Revenues increased $388.5 million, or 21.0%, to $2,238.8 million for the year ended March 31, 2016, as compared to $1,850.3 million for the year ended March 31, 2015. This increase is attributable to the Combination, along with growth within all reportable business segments. Recent acquisitions contributed 16.4% and impacted all three revenue types.
Capital equipment revenues increased by $16.1 million, or 2.7%, to $613.9 million, during fiscal 2016 as compared to fiscal 2015. This increase was driven by growth within the Healthcare Products and Life Sciences business segments. Geographically, the North American region was strong with 9% growth offset by declines in other regions. Consumable revenues increased $66.1 million, or 14.7%, during fiscal 2016 from fiscal 2015. Consumable revenues grew in both the Healthcare Product and Life Sciences business segments and experienced growth in all regions. Service revenues for fiscal 2016 increased $306.3 million, or 38.2%, over fiscal 2015 driven by the continued expansion of service offerings and the Combination with Synergy. In addition, all reportable segments also experienced organic service revenue growth.
United Kingdom revenues for fiscal 2016 were $144.6 million, an increase of $92.7 million, or 178.6%, over fiscal 2015 revenues of $51.9 million. This increase reflects growth in both consumable and service revenues due primarily to the Combination with Synergy, partially offset by a decline in capital equipment revenues.

United States revenues for fiscal 2016 were $1,662.1 million, an increase of $212.8 million, or 14.7%, over fiscal 2015 revenues of $1,449.2 million. This increase reflects growth in capital equipment, consumable and service revenues.
Revenues from other foreign locations for fiscal 2016 were $432.1 million, an increase of 23.8% over the fiscal 2015 revenues of $349.2 million. This increase reflects revenue growth within the rest of EMEA and the Asia Pacific region which were partially offset by declines within the Latin America region and Canada.

Gross Profit. The following table compares our gross profit for the year ended March 31, 2016 to the year ended March 31, 2015:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2016	2015
Gross profit:
Product	$511,885	$463,595	$48,290	10.4%
Service	383,596	310,706	72,890	23.5%
Total gross profit	$895,481	$774,301	$121,180	15.7%
Gross profit percentage:
Product	45.3%	44.2%
Service	34.6%	38.7%
Total gross profit percentage	40.0%	41.8%

Our gross profit is affected by the volume, pricing and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit increased $121.2 million and gross profit percentage decreased 180 basis points to 40.0% for fiscal 2016 as compared to 41.8% for fiscal 2015. Although our recent acquisitions expanded our gross profit, they negatively impacted our gross margin percentage by approximately 290 basis points. As anticipated, the addition of Synergy’s hospital sterilization services and linen management businesses is a key factor in the declines in gross margin percentages. We have applied our "four walls" approach to the operation of Synergy, which reports all direct and indirect costs related to the delivery of services as costs of goods sold. This approach caused additional costs to be included in costs of goods sold rather than in selling, general and administrative costs as Synergy would have previously reported. Our gross profit percentage was impacted positively by foreign currency fluctuations (120 basis points.) Other factors such as favorable pricing, productivity and material costs served to offset inflation and the negative impact of product mix shift (10 basis points).

Operating Expenses. The following table compares our operating expenses for the year ended March 31, 2016 to the year ended March 31, 2015:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2016	2015
Operating expenses:
Selling, general, and administrative	$626,710	$493,342	$133,368	27.0%
Research and development	56,664	54,139	2,525	4.7%
Restructuring expenses	(820)	(391)	(429)	NM
Total operating expenses	$682,554	$547,090	$135,464	24.8%
NM - Not meaningful

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 27.0% in fiscal 2016 over fiscal 2015. Contributing to this increase was additional acquisition and integration costs related to recent acquisitions, including Synergy, of $50.1 million over the prior year period. Higher amortization of acquired intangible assets also contributed to the increase in SG&A in both periods. In addition, we incurred $26.5 million in the second quarter of fiscal 2016 in connection with the settlement of a legacy pension obligation (see Note 10 to our financial statements titled, "Benefit Plans" for more information).
Research and development expenses increased $2.5 million during fiscal 2016, as compared to fiscal 2015. The increase in fiscal 2016 is attributable to additional spending in connection with the development of healthcare products and accessories. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2016, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Restructuring Expenses. We recognize restructuring expenses as they are incurred. We also evaluate the inventory and property, plant and equipment associated with our restructuring actions for impairment. Asset impairment and accelerated depreciation expenses primarily relate to inventory write-downs for rationalized products and adjustments in the carrying value of the closed facilities to their estimated fair value. In addition, the remaining useful lives of other property, plant and equipment associated with the related operations were re-evaluated based on the respective plan, resulting in the acceleration of depreciation and amortization of certain assets.
Fiscal 2014 Restructuring Plan. During the fourth quarter of fiscal 2014, we adopted and announced a targeted restructuring plan primarily focused on the closure of the Hopkins manufacturing facility located in Mentor, Ohio (the “Fiscal 2014 Restructuring Plan”). We believe that by closing the operations at Hopkins we will more effectively utilize our existing North American manufacturing network while reducing operating costs. We have incurred pre-tax expenses totaling $19.0 million related to these actions, of which $10.9 million was recorded as restructuring expenses and $8.1 million was recorded in cost of revenues, with restructuring expenses of $15.6 million, $1.3 million, $0.8 million, and $1.3 million related to the Healthcare Products, Healthcare Specialty Services, Life Sciences and Applied Sterilization Technologies segments, respectively.
Fiscal 2010 Restructuring Plan. During the fourth quarter of fiscal 2010 we adopted a restructuring plan primarily related to the transfer of the remaining operations in our Erie, Pennsylvania facility to the U.S. headquarters in Mentor, Ohio and the consolidation of our European Healthcare manufacturing operations into two central locations within Europe (the “Fiscal 2010 Restructuring Plan”). In addition, we rationalized certain products and eliminated certain positions. Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $9.3 million related to these actions, of which $8.2 million was recorded as restructuring expenses and $1.1 million was recorded in cost of revenues. We do not expect to incur any significant additional restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.
For more information regarding our Restructuring activities please refer to note 2 of our consolidated financial statements titled, "Restructuring".
Non-Operating Expenses, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expense (income), net for the year ended March 31, 2016 to the year ended March 31, 2015:

	Years Ended March 31,
(dollars in thousands)	2016	2015	Change
Non-operating expenses, net:
Interest expense	$42,708	$19,187	$23,521
Interest income and miscellaneous expense	(1,665)	(796)	(869)
Non-operating expenses, net	$41,043	$18,391	$22,652

Interest expense during fiscal 2016 increased due to higher interest costs resulting from our May 2015 issuance of senior notes in a private placement offering, additional borrowings under our credit facilities to fund acquisitions, including the Combination, and the operations of acquired companies, and payments associated with paying off Synergy’s debt. Since the Combination our weighted average cost of borrowing has decreased due to an increase in the proportion of lower-cost, variable-rate bank debt. Interest income and miscellaneous expense is immaterial.
Additional information regarding our outstanding debt is included in note 7 to our consolidated financial statements titled, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the years ended March 31, 2016 and March 31, 2015:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2016	2015
Income tax expense	$60,299	$73,756	$(13,457)	(18.2)%
Effective income tax rate	35.1%	35.3%

The effective income tax rate for fiscal 2016 was 35.1% as compared to 35.3% for fiscal 2015. In fiscal 2016, the favorable impact of foreign tax benefits associated with actions taken in conjunction with the mid-year Combination with Synergy were offset by the unfavorable impact of significant costs associated with the Combination that are capitalized for tax purposes or are simply non-deductible. Additional information regarding our income tax expense is included in note 9 to our consolidated financial statements titled, “Income Taxes.”

Business Segment Results of Operations. As a result of the recent Combination with Synergy, we have reassessed the organization of our business. We have concluded that we operate and will report in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies.
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
Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs.
The accounting policies for reportable segments are the same as those for the consolidated Company. Management will evaluate performance and allocate resources based on a segment operating income measure. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which result in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare Products segment is responsible for the management of all but two manufacturing facilities and uses standard cost to sell products to the other segments. Corporate and other includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. Segment operating income excludes certain adjustments which include acquisition related costs, amortization of acquired intangibles, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by adjusting for these items they gain better insight and greater transparency of the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making. For more information regarding our segments please refer to Note 12 to our consolidated financial statements titled “Business Segment Information,” and Item 1, “Business,” provide detailed information regarding each business segment. The following table compares business segment and Corporate and other revenues and operating income for the year ended March 31, 2016 to the year ended March 31, 2015:

(dollars in thousands)				Percent
Years Ended March 31,	2016	2015	Change	Change
Revenues:
Healthcare Products	$1,207,158	$1,143,336	$63,822	5.6%
Healthcare Specialty Services	422,860	248,538	174,322	70.1%
Life Sciences	295,970	250,845	45,125	18.0%
Applied Sterilization Technologies	310,120	205,675	104,445	50.8%
Total reportable segments	2,236,108	1,848,394	387,714	21.0%
Corporate and other	2,656	1,869	787	nm
Total revenues	$2,238,764	$1,850,263	$388,501	21.0%
Segment operating income (loss):
Healthcare Products	181,295	166,515	14,780	8.9%
Healthcare Specialty Services	24,165	16,629	7,536	45.3%
Life Sciences	85,466	56,072	29,394	52.4%
Applied Sterilization Technologies	99,224	59,458	39,766	66.9%
Total reportable segments	390,150	298,674	91,476	30.6%
Corporate and other	(11,488)	(7,542)	(3,946)	nm
Total segment operating income	$378,662	$291,132	$87,530	30.1%
Less: Adjustments
Amortization of inventory and property "step up" to fair value (1)	$9,907	$1,330
Amortization and impairment of acquired intangible assets (1)	47,704	28,317
Acquisition related transaction and integration costs (2)	82,891	32,762
Loss (gain) on fair value adjustment of acquisition related contingent consideration	(736)	2,271
Settlement of pension obligation (3)	26,470	—
Restructuring charges (4)	(501)	(759)
Total operating income	$212,927	$227,211
(1) For more information regarding our recent acquisitions see Note 3 to our consolidated financial statements titled, "Business Acquisitions".
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) See Note 10 to our consolidated financial statements titled, "Benefit Plans" for more information related to the settlement of the pension obligation.
(4) See Note 2 to our consolidated financial statements titled, "Restructuring" for more information related to restructuring.
Healthcare Product revenues increased 5.6% in the fiscal 2016 year as compared to fiscal 2015. This increase reflects growth in capital equipment, consumable and service revenues of 2.2%, 12.0% and 4.1%, respectively. While the Combination with Synergy and the acquisition of Black Diamond were key factors behind the increases, we also experienced strong growth in all three categories in the United States which more than offset weakness in other geographies. At March 31, 2016, the Healthcare Products segment’s backlog amounted to $119.4 million, increasing $21.7 million, or 22.2%, compared to the backlog of $97.7 million at March 31, 2015. The higher backlog level is partially due to our fiscal 2016 acquisition of Black Diamond and an increase in project orders, which tend to have longer lead times than replacement orders.
Healthcare Specialty Services revenues increased 70.1% in the fiscal 2016 year as compared to fiscal 2015. The fiscal 2016 period includes five months of revenues, or approximately $146.1 million, from the operations acquired in the Combination with Synergy and 11% growth in legacy operations.
Life Sciences revenues increased 18.0% in the fiscal 2016 year, as compared to fiscal 2015. Consumable revenue grew 33.7% partly due to our fiscal 2016 acquisition of General Econopak, Inc. (“Gepco”) and partly due to 9.0% organic revenue growth. Growth in capital equipment and service revenues was 5.0% and 13.3%, respectively. Service revenue in fiscal 2016 reflect the addition of new service offerings. Life Sciences backlog at March 31, 2016 amounted to $45.3 million, decreasing $0.2 million compared to the backlog of $45.5 million at March 31, 2015.
Applied Sterilization Technologies revenues increased 50.8% in the fiscal year 2016, as compared to fiscal 2015. The fiscal 2016 period includes 4.2% organic revenue growth plus five months, or approximately $90.6 million, from the Combination with Synergy. The segment continues to experience increased demand from our core medical device Customers.

The Healthcare Products segment’s operating income increased $14.8 million to $181.3 million in fiscal year 2016, as compared to $166.5 million in fiscal year 2015. The segment's operating margin was 15.0% for fiscal year 2016 compared to 14.6% for fiscal year 2015. The increases in fiscal year 2016 are primarily due to the positive impact of increased volumes and favorable foreign currency exchange rate fluctuations.
The Healthcare Specialty Services segment’s operating income increased $7.5 million to $24.2 million for fiscal year 2016 as compared to $16.6 million in fiscal year 2015. The increase in the fiscal 2016 was the result of additional volume in service offerings both from the Combination with Synergy and organic revenue growth. The segment’s operating margin was 5.7% for fiscal year 2016 compared to 6.7% for fiscal year 2015.
The Life Sciences business segment’s operating income increased $29.4 million to $85.5 million for fiscal year 2016 as compared to $56.1 million in fiscal year 2015. The segment’s operating margin was 28.9% for fiscal year 2016 compared to 22.4% for fiscal year 2015. The increase in operating margin in fiscal 2016 was primarily attributable to increased volumes in consumable and service offerings which generate higher margins, including expanded products and service offering from our recent acquisitions.
The Applied Sterilization Technologies segment’s operating income increased $39.8 million to $99.2 million for fiscal year 2016 as compared to $59.5 million for fiscal year 2015. The Applied Sterilization Technologies segment's operating margin was 32.0% for fiscal year 2016 compared to 28.9% for fiscal year 2015. The segment’s operating margin increase in fiscal 2016 was the result of the positive impact of additional volume both from the acquisition of Synergy and organic revenue growth.

FISCAL 2015 AS COMPARED TO FISCAL 2014

Revenues. The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2015 to the year ended March 31, 2014:

	Years Ended March 31,			Percent
(dollars in thousands)	2015	2014	Change	Change
Total revenues	$1,850,263	$1,622,252	$228,011	14.1%

Revenues by type:
Capital equipment revenues	597,809	603,579	(5,770)	(1.0)%
Consumable revenues	449,996	407,883	42,113	10.3%
Service revenues	802,458	610,790	191,668	31.4%

Revenues by geography:
United Kingdom revenues	51,889	27,677	24,212	87.5%
United States revenues	1,449,223	1,244,730	204,493	16.4%
Other foreign revenues	349,151	349,845	(694)	(0.2)%

Revenues increased $228.0 million, or 14.1%, to $1,850.3 million for the year ended March 31, 2015, as compared to $1,622.3 million for the year ended March 31, 2014. This increase was primarily attributable to our fiscal 2015 acquisitions and growth within all four business segments.
Capital equipment revenues decreased by $5.8 million, or 1.0%, to $597.8 million, during fiscal 2015 as compared to fiscal 2014. Growth within the EMEA and Asia Pacific regions was more than offset by declines within the North American and Latin American regions. Consumable revenues increased $42.1 million, or 10.3%, during fiscal 2015 from fiscal 2014. This increase was driven by growth within the Healthcare Products, Healthcare Specialty Services and Life Sciences business segments and reflected growth in all regions. Service revenues for fiscal 2015 increased $191.7 million, or 31.4%, over fiscal 2014 primarily driven by the fiscal 2015 acquisition of IMS, other service offerings, and growth of $11.5 million, or 5.9%, within the Applied Sterilization Technologies segment in fiscal 2015 over fiscal 2014. Applied Sterilization Technologies revenues were favorably impacted by increased demand from our medical device Customers.
United Kingdom revenues for fiscal 2015 were $51.9 million, an increase of $24.2 million, or 87.5%, over fiscal 2014 revenues of $27.7 million. This increase reflected strong growth in capital equipment, consumable and service revenues. Revenues associated with our late fiscal 2014 acquisition of Eschmann contributed to growth in capital equipment and service revenues.

United States revenues for fiscal 2015 were $1,449.2 million, an increase of $204.5 million, or 16.4%, over fiscal 2014 revenues of $1,244.7 million. This increase was primarily attributable to the fiscal 2015 acquisition of IMS but also reflects growth in service revenues in the other three business segments, growth in capital equipment revenues within the Healthcare Specialty Services and Life Sciences business segments and growth in consumable revenues within the Healthcare Products and Life Science business segments.
Revenues from other foreign locations for fiscal 2015 were $349.2 million, a slight decrease of 0.2%, over the fiscal 2014 revenues of $349.8 million. The decrease was attributable to declines within the Latin America region and in Canada, which was partially offset by growth within the EMEA and Asia Pacific regions.

Gross Profit. The following table compares our gross profit for the year ended March 31, 2015 to the year ended March 31, 2014:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2015	2014
Gross profit:
Product	$463,595	$425,286	$38,309	9.0%
Service	310,706	224,336	86,370	38.5%
Total gross profit	$774,301	$649,622	$124,679	19.2%
Gross profit percentage:
Product	44.2%	42.0%
Service	38.7%	36.7%
Total gross profit percentage	41.8%	40.0%

Our gross profit is affected by the volume, pricing and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit increased $124.7 million and gross profit percentage increased 180 basis points to 41.8% for fiscal 2015 as compared to 40.0% for fiscal 2014. Our gross profit percentage was impacted by the positive impact of foreign currency (60 basis points) and favorable product mix and other (160 basis points). Although our recent acquisitions added value in terms of dollars, they negatively impacted our gross margin percentage by approximately 10 basis points. Rising material costs (10 basis points) and inflation (20 basis points) also negatively impacted our gross margin percentage.

Operating Expenses. The following table compares our operating expenses for the year ended March 31, 2015 to the year ended March 31, 2014:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2015	2014
Operating expenses:
Selling, general, and administrative	$493,342	$380,970	$112,372	29.5%
Research and development	54,139	48,641	5,498	11.3%
Restructuring expenses	(391)	13,204	(13,595)	NM
Total operating expenses	$547,090	$442,815	$104,275	23.5%
NM - Not meaningful

Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 29.5% during fiscal 2015 over fiscal 2014. This increase was primarily attributable to the addition of operating expenses incurred within our recently acquired businesses and costs of approximately $22.2 million incurred in connection with the then proposed Combination with Synergy. For additional information regarding the Combination see note 3 of our consolidated financial statements titled, "Business Acquisitions". Also, during the second quarter of fiscal 2015, SG&A was impacted by the adoption of a new branding strategy as part of the integration of IMS into the Specialty Services reporting unit for surgical instrument and endoscope repair services. This strategy resulted in the reduction in the carrying value of the Spectrum Surgical Instruments Corp. ("Spectrum") trade-name which will be used solely for Specialty Services product revenues going forward. We have estimated the fair value of the Spectrum trade-name using the relief from royalty method and concluded that the carrying value of the trade-name exceeded its fair value. As a result, an impairment charge of approximately $5.6 million was recorded to reduce the carrying value of the intangible asset.
Research and development expenses increased $5.5 million during fiscal 2015, as compared to fiscal 2014. The increase in the fiscal 2015 period was primarily attributable to additional spending in connection with the development of surgical products and accessories. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2015, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, surgical products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Restructuring Expenses. We recognize restructuring expenses as they are incurred. We also evaluate the inventory and property, plant and equipment associated with our restructuring actions for impairment. Asset impairment and accelerated depreciation expenses primarily relate to inventory write-downs for rationalized products and adjustments in the carrying value of the closed facilities to their estimated fair value. In addition, the remaining useful lives of other property, plant and equipment associated with the related operations were re-evaluated based on the respective plan, resulting in the acceleration of depreciation and amortization of certain assets.
Fiscal 2014 Restructuring Plan. During the fourth quarter of fiscal 2014, we adopted and announced a targeted restructuring plan primarily focused on the closure of the Hopkins manufacturing facility located in Mentor, Ohio (the “Fiscal 2014 Restructuring Plan”). As a result of this plan we will transfer operations located at Hopkins to other North American locations. We believe that by closing the operations at Hopkins we will more effectively utilize our existing North American manufacturing network while reducing operating costs. We have incurred pre-tax expenses totaling $19.5 million related to these actions, of which $11.7 million was recorded as restructuring expenses and $7.8 million was recorded in cost of revenues, with restructuring expenses of $15.4 million, $2.0 million, $0.8 million, and $1.3 million related to the Healthcare Products, Healthcare Specialty Services, Life Sciences and Applied Sterilization Technologies segments, respectively.
Fiscal 2010 Restructuring Plan. During the fourth quarter of fiscal 2010 we adopted a restructuring plan primarily related to the transfer of the remaining operations in our Erie, Pennsylvania facility to the U.S. headquarters in Mentor, Ohio and the consolidation of our European Healthcare manufacturing operations into two central locations within Europe (the “Fiscal 2010 Restructuring Plan”). In addition, we rationalized certain products and eliminated certain positions.Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $9.3 million related to these actions, of which $8.2 million was recorded as restructuring expenses and $1.1 million was recorded in cost of revenues. We do not expect to incur any significant additional restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.
For more information regarding our restructuring activities please refer to note 2 titled, "Restructuring".
Non-Operating Expenses, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expense (income), net for the year ended March 31, 2015 to the year ended March 31, 2014:

	Years Ended March 31,
(dollars in thousands)	2015	2014	Change
Non-operating expenses, net:
Interest expense	$19,187	$18,770	$417
Interest income and miscellaneous expense	(796)	(339)	(457)
Non-operating expenses, net	$18,391	$18,431	$(40)

Interest expense essentially remained flat in fiscal 2015 over fiscal 2014. Interest income and miscellaneous expense are immaterial.
Additional information regarding our outstanding debt is included in note 7 to our consolidated financial statements titled, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the years ended March 31, 2015 and March 31, 2014:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2015	2014
Income tax expense	$73,756	$58,934	$14,822	25.2%
Effective income tax rate	35.3%	31.3%

The effective income tax rate for fiscal 2015 was 35.3% as compared to 31.3% for fiscal 2014. The effective tax rate in 2014 included the benefit from recognition of previously unrecognized tax benefits due to the settlement of a federal tax examination. Additional information regarding our income tax expense is included in note 9 to our consolidated financial statements titled, “Income Taxes.”

Business Segment Results of Operations. As a result of the fiscal 2016 Combination with Synergy, we have reassessed the organization of our business. We have concluded that we operate and will report in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs. These costs include executive office costs, Board of Directors compensation, shareholder services and investor relations, external audit fees, and legacy pension and post-retirement benefit costs.
The accounting policies for reportable segments are the same as those for the consolidated Company. Management will evaluate performance and allocate resources based on a segment operating income measure. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which result in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare Products segment is responsible for the management of all but two manufacturing facilities and uses standard cost to sell products to the other segments. Corporate and other includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. Segment operating income excludes certain adjustments which include acquisition related costs, amortization of acquired intangibles, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by adjusting for these items they gain better insight and greater transparency of the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making. For more information regarding our segments please refer to Note 12 to our consolidated financial statements titled “Business Segment Information,” and Item 1, “Business,” provide detailed information regarding each business segment. The following table has been restated to reflect the new segment structure and segment operating income measure and compares business segment and Corporate and other revenues and operating income for the year ended March 31, 2015 to the year ended March 31, 2014:

(dollars in thousands)				Percent
Years Ended March 31,	2015	2014	Change	Change
Revenues:
Healthcare Products	$1,143,336	$1,092,584	$50,752	4.6%
Healthcare Specialty Services	248,538	87,467	161,071	184.2%
Life Sciences	250,845	246,122	4,723	1.9%
Applied Sterilization Technologies	205,675	194,183	11,492	5.9%
Total reportable segments	1,848,394	1,620,356	228,038	14.1%
Corporate and other	1,869	1,896	(27)	nm
Total revenues	$1,850,263	$1,622,252	$228,011	14.1%
Segment operating income (loss):
Healthcare Products	166,515	147,455	19,060	12.9%
Healthcare Specialty Services	16,629	2,387	14,242	596.6%
Life Sciences	56,072	50,772	5,300	10.4%
Applied Sterilization Technologies	59,458	57,598	1,860	3.2%
Total reportable segments	298,674	258,212	40,462	15.7%
Corporate and other	(7,542)	(8,142)	600	nm
Total segment operating income	$291,132	$250,070	$41,062	16.4%
Less: Adjustments
Amortization of inventory and property "step up" to fair value (1)	$1,330	$620
Amortization and impairment of acquired intangible assets (1)	28,317	17,013
Acquisition related transaction and integration costs (2)	32,762	3,585
Loss (gain) on fair value adjustment of acquisition related contingent consideration	2,271	697
Settlement of pension obligation (3)	—	—
Restructuring charges (4)	(759)	21,348
Total operating income	$227,211	$206,807
(1) For more information regarding our recent acquisitions see Note 3 to our consolidated financial statements titled, "Business Acquisitions".
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) See Note 10 to our consolidated financial statements titled, "Benefit Plans" for more information related to the settlement of the pension obligation.
(4) See Note 2 to our consolidated financial statements titled, "Restructuring" for more information related to restructuring.
Healthcare Products segment revenues increased $50.8 million, or 4.6% to $1,143.3 million for the year ended March 31, 2015, as compared to $1,092.6 million for the prior fiscal year. The increase was attributable to growth in consumable and service revenues of 8.8% and 9.3%, respectively, and growth within all geographic regions except the Latin America region. At March 31, 2015, the Healthcare segment’s backlog amounted to $97.7 million, decreasing $12.7 million, or 11.5%, compared to the backlog of $110.3 million at March 31, 2014. This decrease was partially the result of our success in reducing our manufacturing lead times allowing us to fulfill orders on a timelier basis. In addition, replacement orders represent a larger percentage of our order pattern and pipeline, and those orders tend to be filled quicker and reside in backlog for less time.
Healthcare Specialty Services segment revenues increased $161.1 million, or 184.2% to $248.5 million for the year ended March 31, 2015, as compared to $87.5 million for the prior fiscal year. The addition of service revenues from our acquisition of IMS combined with growth in other product and service offerings drove total growth in consumable and service revenues of 48.5% and 206.0%, respectively.
Life Sciences segment revenues increased $4.7 million or 1.9% to $250.8 million for the year ended March 31, 2015, as compared to the prior fiscal year, driven by growth in consumable and service revenues of 10.1% and 5.0%, respectively, which was offset by a 8.4% decline in capital equipment revenues. At March 31, 2015, the Life Sciences segment’s backlog amounted to $45.5 million, decreasing $1.1 million, or 2.4%, compared to the backlog of $44.4 million at March 31, 2014. The March 31, 2015 backlog is consistent with historic levels.
Applied Sterilization Technologies segment revenues increased $11.5 million or 5.9% to $205.7 million for the year ended March 31, 2015, as compared to the prior fiscal year. Revenues were favorably impacted by increased demand from our medical device Customers.

The Healthcare Products segment's operating income increased $19.1 million, or 12.9% to $166.5 million for the year ended March 31, 2015, as compared to $147.5 million for the prior fiscal year. The increase in operating income in fiscal 2015 over fiscal 2014 was driven by increased volume, favorable foreign currency, and favorable product mix. These increases were somewhat offset by rising material costs and the Medical Device Excise Tax.
The Healthcare Specialty Services segment's operating income increased $14.2 million, to $16.6 million for the year ended March 31, 2015, as compared to $2.4 million for the prior fiscal year. The increase in operating income in fiscal 2015 over fiscal 2014 was driven by our recent acquisition of IMS and increased volume in existing operations.
The Life Science segment's operating income increased $5.3 million, or 10.4% to $56.1 million for the year ended March 31, 2015, as compared to $50.8 million for the prior fiscal year. The segment's operating margins were 22.4% and 20.6%, respectively, for the years ended March 31, 2015 and March 31, 2014. The improvement was primarily attributable to higher revenues, favorable foreign currency and favorable product mix.
The Applied Sterilization Technologies segment operating income increased $1.9 million or 3.2% to $59.5 million for the year ended March 31, 2015, as compared to $57.6 million for the prior fiscal year, reflecting the benefits of increased revenues. The segment's operating margins were 28.9% and 29.7%, respectively, for the years ended March 31, 2015 and March 31, 2014. The operating margin decline is primarily due to higher regulatory costs.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes significant components of our cash flows for the years ended March 31, 2016, 2015 and 2014:

	Years Ended March 31,
(dollars in thousands)	2016	2015	2014
Net cash provided by operating activities	$254,675	$246,040	$209,631
Net cash used in investing activities	$(729,584)	$(283,769)	$(148,652)
Net cash provided by (used in) in financing activities	$560,289	$69,750	$(54,206)
Debt-to-total capital ratio	34.2%	36.7%	32.2%
Free cash flow	$129,112	$161,614	$128,038

Net Cash Provided By Operating Activities –The net cash provided by our operating activities was $254.7 million for the year ended March 31, 2016 compared to $246.0 million for the year ended March 31, 2015 and $209.6 million for the year ended March 31, 2014. The following discussion summarizes the significant changes in our operating cash flows for the years ended March 31, 2016, 2015 and 2014:

•
Net cash provided by operating activities increased 3.5% in fiscal 2016 compared to fiscal 2015. Net cash provided by operating activities was negatively impacted by expenses related to the Combination with Synergy and other acquisitions. In addition, the amount paid in fiscal 2016 in connection with our annual compensation program was higher than the amount paid in fiscal 2015 and a pension contribution was made in connection with the settlement of a legacy pension obligation.

•
Net cash provided by operating activities increased 17.4% in fiscal 2015 compared to fiscal 2014. The increase in net cash provided by operating activities in fiscal 2015 was primarily due to increased net income and working capital improvements.

Net Cash Used In Investing Activities – The net cash used in our investing activities was $729.6 million for the year ended March 31, 2016, compared to $283.8 million for the year ended March 31, 2015 and $148.7 million for the year ended March 31, 2014. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2016, 2015 and 2014:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $126.4 million during fiscal 2016, $85.3 million during fiscal 2015 and $86.4 million during fiscal 2014. The fiscal 2016 period includes five months of capital expenditures related to the operations acquired in the Combination with Synergy.

•
Proceeds from the sale of property, plant, equipment, and intangibles – Proceeds from fiscal 2016 and 2015 proceeds relate to minor disposals. During the third quarter of fiscal 2014 we sold our former Pieterlen, Switzerland manufacturing facility in conjunction with our 2010 Restructuring Plan. Total proceeds and net loss on the sale were $4.7 million and $0.8 million, respectively.

•
Purchases of investments– During the third quarter of fiscal 2015, we invested $4.7 million in common stock of Servizi Italia, S.p.A., a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers.

•
Investments in business, net of cash acquired – During fiscal 2016, 2015 and 2014, we used $604.0 million, $194.7 million and $67.1 million, respectively for acquisitions. For more information on these acquisitions refer to note 3 to our consolidated financial statements titled, "Business Acquisitions".

Net Cash Provided By (Used In) Financing Activities – Net cash provided by financing activities was $560.3 million for the year ended March 31, 2016, compared to net cash provided by financing activities of $69.8 million, and net cash used in financing activities of $54.2 million for the years ended March 31, 2015 and March 31, 2014, respectively. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2016, 2015 and 2014:

•
Proceeds from the issuance of long-term obligations – On May 15, 2015, we issued $350.0 million of senior notes in a private placement, which are long-term obligations. We provide additional information about our debt structure in note 7 to our consolidated financial statements titled, “Debt,” and in this section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Sources of Credit.”

•
Payments on long term obligations- During the third quarter of fiscal 2016, we repaid $20.0 million of senior notes issued in December 2003, $2.0 million of senior notes issued in February 2013 and $2.0 million of senior notes issued in December 2012. We also repaid $63.6 million of term debt assumed in the Combination with Synergy. During the fourth quarter of fiscal 2016 we repaid $5.0 million of our term loan facility. During the second quarter of fiscal 2014, we repaid $30.0 million for the senior notes issued in August 2008, which matured in August 2013. During the third quarter of fiscal 2014 we repaid $40.0 million for the senior notes issued in December 2003, which matured in December 2013.

•	Proceeds under credit facilities, net – At the end of fiscal 2016, $905.2 million of debt was outstanding under our credit facilities.

•
Repurchases of shares – During fiscal 2016, we obtained shares in connection with our stock-based compensation award programs in the amount $14.4 million. During fiscal 2015, we obtained shares in connection with our stock-based compensation award programs in the amount $30.7 million. During fiscal 2014, we paid for the repurchase of 565,887 shares at an average purchase price of $43.63 and obtained shares in connection with our stock-based compensation award programs in the amount of $0.8 million. We provide additional information about our share repurchases in note 14 to our consolidated financial statements titled, “Repurchases of Ordinary Shares.”

•
Deferred financing fees and debt issuance costs- We paid $5.2 million and $14.4 million in fiscal 2016 and 2015, respectively, for financing fees and debt issuance costs related to our Credit Agreement, Private Placement debt, and former Bridge Credit Agreement. For more information on our debt refer to note 7 to our consolidated financial statements titled, "Debt".

•
Cash dividends paid to ordinary shareholders – During fiscal 2016, we paid cash dividends totaling $65.2 million or $0.98 per outstanding share. During fiscal 2015, we paid cash dividends totaling $53.5 million or $0.90 per outstanding share. During fiscal 2014, we paid cash dividends totaling $48.4 million, or $0.82 per outstanding share.

•
Stock option and other equity transactions, net – We receive cash for issuing shares under our various employee stock option programs. During fiscal 2016, fiscal 2015 and fiscal 2014, we received cash proceeds totaling $11.2 million $28.3 million, and $14.2 million, respectively, under these programs. In fiscal 2014, we also issued $1.5 million of STERIS restricted stock in conjunction with the LSI acquisition.

•
Excess tax benefit from share-based compensation – For the years ended March 31, 2016, 2015 and 2014, our income taxes were reduced by $6.3 million, $11.5 million, and $2.8 million, respectively, as a result of deductions allowed for stock options exercised and restricted share vestings. The increase in fiscal 2015 was primarily due to an increase in both the quantity and value of restricted shares vesting and stock options exercised.

Cash Flow Measures. Free cash flow was $129.1 million in fiscal 2016 compared to $161.6 million in fiscal 2015. The decrease in cash flow from operations are primarily due to expenses related to the Combination with Synergy and other acquisitions. In addition, cash flow from operations was reduced by an increase in the amount paid in fiscal 2016 over fiscal 2015 related to our annual compensation program and a pension contribution made in connection with the settlement of a legacy pension obligation (see subsection of MD&A titled, "Non-GAAP Financial Measures", for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Our debt-to-total capital ratio was 34.2% at March 31, 2016 and 36.7% at March 31, 2015.
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
At March 31, 2016, approximately 98.0% of our consolidated cash and cash equivalents were held in non-United States legal entities. These funds are considered indefinitely reinvested to be used to expand operations either organically or through acquisitions outside the United States. Our United States operations generate cash flow sufficient to satisfy United States operating requirements and service debt. We do not intend to repatriate any significant amounts of cash in the foreseeable future.

Sources of Credit.  Our sources of credit as of March 31, 2016 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2016 Amounts Outstanding	March 31, 2016 Amounts Available
Sources of Credit
Private placement	$666,000	$—	666,000	—
Credit Agreement (1)	1,245,000	—	905,216	339,784
Total Sources of Credit	$1,911,000	$—	$1,571,216	$339,784

(1)	Our $500.0 million revolving credit facility contains a sub-limit that reduces the maximum amount available to us for borrowings by letters of credit outstanding.

Our sources of funding from credit as of March 31, 2016 are summarized below:

•
In order to fund the acquisition of Synergy, including the cash payments made in respect of Synergy shares, the repayment of Synergy debt and certain transaction expenses, on November 2, 2015, STERIS plc borrowed (under its Credit Agreement as herein-after defined) (i) $132.0 million, £49.0 million, and €127.8 million under the revolving credit facility and (ii) $400.0 million under the term loan facility. Borrowings bear interest, at our option, based upon either the Base Rate or the Eurocurrency Rate, plus the Applicable Margin in effect from time to time under the Credit Agreement. The Applicable Margin is determined based on the ratio of Consolidated Total Debt to Consolidated EBITDA. Interest on Base Rate Advances is payable quarterly in arrears and interest on Eurocurrency Rate Advances is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months.

•
On May 15, 2015, Old STERIS issued $350.0 million of senior notes, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $350.0 million in senior notes, $125.0 million have a maturity of 10 years from the issue date at an annual interest rate of 3.45%, $125.0 million have a maturity of 12 years from the issue date at an annual interest rate of 3.55% and $100.0 million have a maturity of 15 years from the issue date at an annual interest rate of 3.70%. These borrowings will be used for repayment of credit facility debt and for other corporate purposes. The agreement governing these notes contains leverage and interest coverage covenants.

•
On March 31, 2015, Old STERIS and STERIS entered into a Credit Agreement (the "Credit Agreement") with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement replaced the Company’s Third Amended and Restated Credit Agreement dated April 13, 2012 with KeyBank National Association, as Administrative Agent, and the other lenders party thereto, as amended, and the Company’s Swing Line Facility (Committed Line of Credit) with PNC Bank, National Association, which agreements were terminated and all outstanding borrowings thereunder were repaid on March 31, 2015. The Credit Agreement currently provides $1,245.0 million of credit, in the form of a $850.0 million revolver facility, which may be utilized for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit. The Credit Agreement also contains a $400.0 million term loan facility. The revolver and term loan facilities may be increased in specified circumstances by up to $500.0 million. Term loans are repayable quarterly pursuant to a specified amortization schedule, with principal payments increasing from 1.25% to 2.50% over the term, and with a balloon payment for the remaining unpaid balance at maturity. As of March 31, 2016, a total $905.2 million of indebtedness was outstanding under the Credit Agreement. The Credit Agreement will mature on March 31, 2020, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on that date. The Credit Agreement contains leverage and interest coverage covenants.

•
In February 2013, Old STERIS issued $100.0 million of senior notes, of which $98.0 million currently remain outstanding, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $98.0 million of outstanding notes, $45.5 million have a maturity of nine years and 10 months from issuance and have a current annual interest rate of 3.70%, an additional $40.0 million have a maturity of 11 years and 10 months from issuance and have a current annual interest rate of 3.85%, and the remaining $12.5 million have a maturity of 14 years and 10 months and have a current annual interest rate of 4.05%. These borrowings were used primarily for the repayment of then existing credit facility debt. The agreements governing these notes and the notes were amended and restated in their entirety on March 31, 2015. The amended and restated agreements, which have been consolidated into a single agreement, contain leverage and interest coverage covenants.

•
In December 2012, Old STERIS issued $100.0 million of senior notes, of which $98.0 million currently remain outstanding, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $98.0 million of outstanding notes, $45.5 million have a maturity of 10 years from issuance and have a current annual interest rate of 3.70%, an additional $40.0 million have a maturity of 12 years from issuance and have a current annual interest rate of 3.85%, and the remaining $12.5 million have a maturity of 15 years from issuance and have a current annual interest rate of 4.05%. These borrowings were used primarily for the repayment of then existing credit facility debt. The agreements governing these notes and the notes were amended and restated in their entirety on March 31, 2015. The amended and restated agreements, which have been consolidated into a single agreement, contain leverage and interest coverage covenants.

•
On August 15, 2008, Old STERIS issued $150.0 million of senior notes, of which $120.0 million currently remain outstanding, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the outstanding notes $85.0 million have a maturity of 10 years from issuance and have a current annual interest rate of 6.83%, and the remaining $35.0 million have a maturity of 12 years from issuance and have a current annual interest rate of 6.93%. The agreements governing these notes and the notes were amended and restated in their entirety on March 31, 2015. The amended and restated agreements, which have been consolidated into a single agreement, contain leverage and interest coverage covenants.

At March 31, 2016, we had $339.8 million of funding available under the Credit Agreement. The Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit outstanding. At March 31, 2016, there were no letters of credit outstanding under the Credit Agreement.
At March 31, 2016, we were in compliance with all financial covenants associated with our indebtedness. We provide additional information regarding our debt structure and payment obligations in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Contractual and Commercial Commitments” and in note 7 to our consolidated financial statements titled, “Debt.”

CAPITAL EXPENDITURES
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, radioisotope (cobalt-60), linens and information technology enhancements and research and development advances. During fiscal 2016, our capital expenditures amounted to $126.4 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. We expect fiscal 2017 capital expenditures to increase to approximately $190.0 million, which includes investment in projects to expand capacity for our Applied Sterilization Technologies segment, investments required for service contracts in our Healthcare Specialty Services segment and to upgrade our IT systems, along with routine maintenance capital expenditures.

CONTRACTUAL AND COMMERCIAL COMMITMENTS
At March 31, 2016, we had commitments under non-cancelable operating leases totaling $134.9 million.
Our contractual obligations and commercial commitments as of March 31, 2016 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from events that require us to fulfill commitments.

	Payments due by March 31,
(in thousands)	2017	2018	2019	2020	2021 and thereafter	Total
Contractual Obligations:
Debt	$—	$—	$85,000	$905,216	$581,000	$1,571,216
Operating leases	29,098	23,853	18,402	10,456	53,103	134,912
Purchase obligations	39,006	16,750	—	—	—	55,756
Benefit payments under defined benefit plans	3,567	3,942	4,571	3,976	30,988	47,044
Trust assets available for benefit payments under defined benefit plans	(3,567)	(3,942)	(4,571)	(3,976)	(30,988)	(47,044)
Benefit payments under other post-retirement welfare benefit plans	2,463	2,207	1,911	1,709	7,578	15,868
Total Contractual Obligations	$70,567	$42,810	$105,313	$917,381	$641,681	$1,777,752

The table above includes only the principal amounts of our contractual obligations. We provide information about the interest component of our long-term debt in the subsection of MD&A titled, “Liquidity and Capital Resources,” and in note 7 to our consolidated financial statements titled, “Debt.”
Purchase obligations shown in the table above relate to minimum purchase commitments with suppliers for materials purchases and long term construction contracts.
The table above excludes contributions we make to our defined contribution plan. Our future contributions to this plan depend on uncertain factors, such as the amount and timing of employee contributions and discretionary employer contributions. We provide additional information about our defined benefit pension plans, defined contribution plan, and other post-retirement medical benefit plan in note 10 to our consolidated financial statements titled, “Benefit Plans.”

	Amount of Commitment Expiring March 31,
(in thousands)	2017	2018	2019	2020	2021 and thereafter	Totals
Commercial Commitments:
Performance and surety bonds	$44,232	$3,723	$228	$51	$1,365	$49,599
Letters of credit as security for self-insured risk retention policies	7,050	—	—	—	—	7,050
Total Commercial Commitments	$51,282	$3,723	$228	$51	$1,365	$56,649

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND ASSUMPTIONS

The following subsections describe our most critical accounting policies, estimates, and assumptions. Our accounting policies are more fully described in note 1 to our consolidated financial statements titled, “Nature of Operations and Summary of Significant Accounting Policies.”
Estimates and Assumptions.  Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements that were prepared in accordance with United States generally accepted accounting principles. We make certain estimates and assumptions that we believe to be reasonable when preparing these financial statements. These estimates and assumptions involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control. As a result, actual amounts could be materially different from these estimates. We periodically review these critical accounting policies, estimates, assumptions, and the related disclosures with the Audit Committee of the Company’s Board of Directors.
Revenue Recognition.  We recognize revenue for products when ownership passes to the Customer, which is based on contract or shipping terms and for services when the service is provided to the Customer. Our Customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor. We have no further obligations related to bringing about resale, and our standard return and restocking fee policies are applied.
We also have individual Customer contracts that offer extended payment terms and/or discounted pricing. Dealers and distributors may be offered sales incentives in the form of rebates. We reduce revenue for discounts and estimated returns, rebates, and other similar allowances in the same period the related revenues are recorded. Returns, rebates, and similar allowances are estimated based on historical experience and trend analysis.
In transactions that contain multiple elements, such as when products, maintenance services, and other services are combined, we recognize revenue as each product is delivered or service is provided to the Customer. We allocate the total arrangement consideration to each element based on its relative fair value, based on the price for the product or service when it is sold separately.
We offer preventive maintenance agreements to our Customers with contract terms that range from one to five years, which require us to maintain and repair our products during this time. Amounts received under these Customer contracts are initially recorded as deferred service revenues and then recognized as service revenues ratably over the contract term.
We classify shipping and handling amounts billed to Customers in sales transactions as revenues.
Allowance for Doubtful Accounts Receivable.  We maintain an allowance for uncollectible accounts receivable for estimated losses in the collection of amounts owed by Customers. We estimate the allowance based on analyzing a number of factors, including amounts written off historically, Customer payment practices, and general economic conditions. We also analyze significant Customer accounts on a regular basis and record a specific allowance when we become aware of a specific

Customer’s inability to pay. As a result, the related accounts receivable are reduced to an amount that we reasonably believe is collectible. These analyses require a considerable amount of judgment. If the financial condition of our Customers worsens, or economic conditions change, we may be required to make changes to our allowance for doubtful accounts receivable.
Allowance for Sales Returns.  We maintain an allowance for sales returns based upon known returns and estimated returns for both capital equipment and consumables. We estimate returns of capital equipment and consumables based upon historical experience less the estimated inventory value of the returned goods.
Inventories and Reserves.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. We determine the LIFO inventory value at the end of the year based on inventory levels and costs at that time. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 31.0% and 35.9% of total inventories at March 31, 2016 and 2015, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $17.6 million and $19.1 million higher than those reported at March 31, 2016 and 2015, respectively.
We review the net realizable value of inventory on an ongoing basis, considering factors such as deterioration, obsolescence, and other items. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories will not be usable. If future market conditions vary from those projected, and our estimates prove to be inaccurate, we may be required to write-down inventory values and record an adjustment to cost of revenues.
Asset Impairment Losses.  Property, plant, equipment, and identifiable intangible assets are reviewed for impairment when events and circumstances indicate that the carrying value of such assets may not be recoverable. Impaired assets are recorded at the lower of carrying value or estimated fair value. We conduct this review on an ongoing basis and, if impairment exists, we record the loss in the Consolidated Statements of Income during that period.
When we evaluate assets for impairment, we make certain judgments and estimates, including interpreting current economic indicators and market valuations, evaluating our strategic plans with regards to operations, historical and anticipated performance of operations, and other factors. If we incorrectly anticipate these factors, or unexpected events occur, our operating results could be materially affected.
Asset Retirement Obligations. We incur retirement obligations for certain assets. We record an initial liability for the asset retirement obligations (ARO) at fair value. Accounting for the ARO at inception and in subsequent periods includes the determination of the present value of a liability and offsetting asset, the subsequent accretion of that liability and depletion of the asset, and a periodic review of the ARO liability estimates and discount rates used in the analysis. We provide additional information about our asset retirement obligations in note 6 to our consolidated financial statements titled, “Property, Plant and Equipment.”
Restructuring.  We record specific accruals in connection with plans for restructuring elements of our business. These accruals include estimates principally related to employee separation costs, the closure and/or consolidation of facilities, and contractual obligations. Actual amounts could differ from the original estimates.
We review our restructuring-related accruals on a quarterly basis and changes to plans are appropriately recognized in the Consolidated Statements of Income in the period the change is identified. Note 2 to our consolidated financial statements titled, “Restructuring,” summarizes our restructuring plans.
Purchase Accounting and Goodwill.  Assets and liabilities of the business acquired are accounted for at their estimated fair values as of the acquisition date. Any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired is recorded as goodwill. We supplement management expertise with valuation specialists in performing appraisals to assist us in determining the fair values of assets acquired and liabilities assumed. These valuations require us to make estimates and assumptions, especially with respect to intangible assets. We generally amortize our intangible assets over their useful lives with the exception of indefinite lived intangible assets. We do not amortize goodwill, but we evaluate it annually for impairment. Therefore, the allocation of the purchase price to intangible assets and goodwill has a significant impact on future operating results.
We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. We may consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. We may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. In those circumstances we test goodwill for impairment by reviewing the book value compared to the fair value at the reporting unit level. We calculate the fair value of our reporting units based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.

We performed our annual goodwill and indefinite lived intangible asset impairment evaluation as of October 31, 2015. Based on this evaluation, we determined that there was no impairment of the recorded amounts.
We evaluate indefinite lived intangible assets annually, or when evidence of potential impairment exists. We evaluate several qualitative indicators and assumptions, and trends that influence the valuation of the assets to determine if any evidence of potential impairment exists.
Income Taxes.  Our provision for income taxes is based on our current period income, changes in deferred income tax assets and liabilities, income tax rates, changes in uncertain tax benefits, and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and the respective governmental taxing authorities. We use significant judgment in determining our annual effective income tax rate and evaluating our tax positions. We prepare and file tax returns based on our interpretation of tax laws and regulations, and we record estimates based on these judgments and interpretations. We cannot be sure that the tax authorities will agree with all of the tax positions taken by us. The actual income tax liability for each jurisdiction in any year can, in some instances, be ultimately determined several years after the tax return is filed and the financial statements are published.
We evaluate our tax positions using the recognition threshold and measurement attribute in accordance with current accounting guidance. We determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority and that the taxing authority will have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The appropriate unit of account for determining what constitutes an individual tax position, and whether the more-likely-than-not recognition threshold is met for a tax position, is a matter of judgment based on the individual facts and circumstances of that position evaluated in light of all available evidence. We review and adjust our tax estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent.
We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and the implementation of tax planning strategies. If we are unable to generate sufficient future taxable income in certain tax jurisdictions, or if there is a material change in the effective income tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance, which would increase our effective income tax rate and could result in an adverse impact on our consolidated financial position, results of operations, or cash flows.
We believe that adequate accruals have been made for income taxes. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations or cash flow for any one period.
Additional information regarding income taxes is included in note 9 to our consolidated financial statements titled, “Income Taxes.”
Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the estimated liability. This liability includes estimated amounts for both losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. The obligation covered by insurance contracts will remain on the balance sheet as we remain liable to the extent insurance carriers do not meet their obligation. Estimated amounts receivable under the contracts are included in the "Prepaid expenses and other current assets" line, and the "Other assets" line of our consolidated balance sheets. Our accrual for self-insured risk retention as of March 31, 2016 and 2015 was $20.2 million and $18.1 million, respectively.
We are also self-insured for employee medical claims. We estimate a liability for incurred but not reported claims based upon recent claims experience.
Our self-insured liabilities contain uncertainties because management must make assumptions and apply judgments to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. If actual results are not consistent with these assumptions and judgments, we could be exposed to additional costs in subsequent periods.

Contingencies.  We are, and will likely continue to be, involved in a number of legal proceedings, government investigations, and claims, which we believe generally arise in the course of our business, given our size, history, complexity, and the nature of our business, products, Customers, regulatory environment, and industries in which we participate. These legal proceedings, investigations and claims generally involve a variety of legal theories and allegations, including, without limitation, personal injury (e.g., slip and falls, burns, vehicle accidents), product liability or regulation (e.g., based on product operation or claimed malfunction, failure to warn, failure to meet specification, or failure to comply with regulatory requirements), product exposure (e.g., claimed exposure to chemicals, asbestos, contaminants, radiation), property damage (e.g., claimed damage due to leaking equipment, fire, vehicles, chemicals), commercial claims (e.g., breach of contract, economic loss, warranty, misrepresentation), financial (e.g., taxes, reporting), employment (e.g., wrongful termination, discrimination, benefits matters), and other claims for damage and relief.
We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of proceedings, government investigations, and claims is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to note 11 of our consolidated financial statements titled, "Commitments and Contingencies" for additional information.
We are subject to taxation from federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS of the United States routinely conducts audits of our federal income tax returns.
Additional information regarding our commitments and contingencies is included in note 11 to our consolidated financial statements titled, “Commitments and Contingencies.”
Benefit Plans.  We provide defined benefit pension plans for certain employees and retirees as determined by collective bargaining agreements or employee benefit standards set at the time of acquisition of certain businesses. In addition, we sponsor an unfunded post-retirement welfare benefits plan for two groups of United States retirees. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.
Employee pension and post-retirement welfare benefits plans are a cost of conducting business and represent obligations that will be settled in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2016 projected benefit obligations and the fiscal 2016 net periodic benefit costs is as follows:

	Shiloh Group	Synergy Health PLC	Vernon Carus Limited	Isotron BV	Synergy Health Daniken AG	Synergy Health Radeberg	Synergy Health Allershausen	U.S. Post- Retirement Welfare Benefit Plan
Funding Status	Funded	Funded	Funded	Funded	Funded	Funded	Funded	Unfunded
Assumptions used to determine March 31, 2016
Benefit obligations:
Discount rate	3.50%	3.50%	3.50%	1.60%	0.40%	1.60%	1.60%	3.25%
Assumptions used to determine fiscal 2016
Net periodic benefit costs:
Discount rate	3.80%	3.80%	3.80%	2.10%	0.40%	1.60%	1.60%	3.25%
Expected return on plan assets	5.14%	6.17%	4.77%	2.10%	1.40%	n/a	n/a	n/a
NA – Not applicable.
We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2016 benefit costs by less than $0.1 million.
We develop our discount rate assumptions by evaluating input from third-party professional advisors, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement plan by 50 basis points would have decreased the fiscal 2016 net periodic benefit costs by less than $0.1 million and would have increased the projected benefit obligations by approximately $10.2 million at March 31, 2016.
We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate of 7% to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2016:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	44	(42)

We recognize an asset for the overfunded status or a liability for the underfunded status of defined benefit pension and post-retirement benefit plans in our balance sheets. This amount is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement benefit plans). Changes in the funded status of the plans are recorded in other comprehensive income in the year they occur. We measure plan assets and obligations as of the balance sheet date. Note 10 to our consolidated financial statements titled, “Benefit Plans,” contains additional information about our pension and other post-retirement welfare benefits plans.
Share-Based Compensation.  We measure the estimated fair value for share-based compensation awards, including grants of employee stock options at the grant date and recognize the related compensation expense over the period in which the share-based compensation vests. We selected the Black-Scholes-Merton option pricing model as the most appropriate method for determining the estimated fair value of our share-based stock option compensation awards. This model involves assumptions that are judgmental and affect share-based compensation expense.
Share-based compensation expense was $16.1 million in fiscal 2016, $14.9 million in fiscal 2015 and $11.1 million in fiscal 2014. Note 15 to our consolidated financial statements titled, “Share-Based Compensation,” contains additional information about our share-based compensation plans.

RECENTLY ISSUED ACCOUNTING STANDARDS IMPACTING THE COMPANY
Recently issued accounting standards that are relevant to us are presented in note 1 to our consolidated financial statements titled, “Nature of Operations and Summary of Significant Accounting Policies.”

INFLATION
Our business has not been significantly impacted by the overall effects of inflation. We monitor the prices we charge for our products and services on an ongoing basis and plan to adjust those prices to take into account future changes in the rate of inflation. However, we may not be able to completely offset the impact of inflation.

FORWARD-LOOKING STATEMENTS
This Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this report and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS’s other securities filings, including Item 1A of this Annual Report on Form 10-K for the year ended March 31, 2016. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in this 10-K or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) STERIS’s ability to meet expectations regarding the accounting and tax treatments of the Combination, (b) the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in connection with the Combination within the expected time-frames or at all and to successfully integrate Synergy Health Ltd.'s operations with those of Old STERIS, (c) the integration of Synergy Health Ltd.'s operations with those of Old STERIS being more difficult, time-consuming or costly than expected, (d) operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the transaction, (e) the retention of certain key employees of Synergy Health Ltd. being difficult, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including, changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described herein and in STERIS’s other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (m) the possibility that anticipated financial results or benefits of recent acquisitions, including the Combination, or of STERIS’s restructuring efforts will not be realized or will be other than anticipated and (n) the effects of the contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.
INTEREST RATE RISK
As of March 31, 2016, we had $666.0 million in fixed rate senior notes outstanding. As of March 31, 2016, we had $905.2 million in outstanding borrowings under our Credit Agreement. Borrowings under the Credit Agreement are exposed to changes in interest rates. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to note 7 to our Consolidated Financial Statements titled, “Debt.”

FOREIGN CURRENCY RISK
We are exposed to the impact of foreign currency exchange fluctuations. This foreign currency exchange risk arises when we conduct business in a currency other than the U.S. dollar. For most operations, local currencies have been determined to be the functional currencies. The financial statements of subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within equity. Note 19 to our consolidated financial statements titled, “Accumulated Other Comprehensive Income (Loss),” contains additional information about the impact of translation on accumulated other comprehensive income (loss) and equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since we operate internationally and approximately one-fourth of our revenues and one-third of our cost of revenues are generated outside the United States, foreign currency exchange rate fluctuations can significantly impact our financial position, results of operations, and competitive position.
We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2016, we held foreign currency forward contracts to buy 65 million Mexican pesos and 4 million Canadian dollars.

COMMODITY RISK
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers or only a single supplier. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. We believe that we have adequate sources of supply for many of our key materials and energy sources. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. At March 31, 2016, we held commodity swap contracts to buy 644,100 pounds of nickel.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
STERIS plc

We have audited the accompanying consolidated balance sheets of STERIS plc and subsidiaries (collectively “the Company”) as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS plc and subsidiaries at March 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STERIS plc and subsidiaries’ internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 31, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
May 31, 2016

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

March 31,	2016	2015
Assets
Current assets:
Cash and cash equivalents	$248,841	$167,689
Accounts receivable (net of allowances of $11,185 and $9,415, respectively)	471,523	325,289
Inventories, net	192,792	160,818
Deferred income taxes, net	—	31,629
Prepaid expenses and other current assets	59,369	35,007
Total current assets	972,525	720,432
Property, plant, and equipment, net	1,064,319	493,053
Goodwill and intangibles, net	3,279,942	860,645
Other assets	29,630	23,161
Total assets	$5,346,416	$2,097,291
Liabilities and equity
Current liabilities:
Accounts payable	$139,572	$99,340
Accrued income taxes	13,683	7,154
Accrued payroll and other related liabilities	93,976	74,805
Accrued expenses and other	153,375	102,032
Total current liabilities	400,606	283,331
Long-term indebtedness	1,567,796	621,075
Deferred income taxes, net	254,824	71,905
Other liabilities	84,298	47,334
Total liabilities	$2,307,524	$1,023,645
Commitments and contingencies (see note 11)
Preferred shares, with $0.15 par value; 100 shares authorized; 100 issued and outstanding	15	—
Ordinary shares, with $0.15 par value; 170,060 shares authorized and common shares with no par value; 300,000 shares authorized; 85,920 ordinary and 70,040 common shares issued; 85,920 ordinary and 59,675 common shares outstanding, respectively	2,151,719	264,853
Shares held in treasury, 0 and 10,364 shares, respectively	—	(320,343)
Retained earnings	939,459	1,193,791
Accumulated other comprehensive (loss) income	(68,159)	(66,669)
Total shareholders’ equity	3,023,034	1,071,632
Noncontrolling interests	15,858	2,014
Total equity	3,038,892	1,073,646
Total liabilities and equity	$5,346,416	$2,097,291
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

Years Ended March 31,	2016	2015	2014
Revenues:
Product	$1,130,046	$1,047,805	$1,011,462
Service	1,108,718	802,458	610,790
Total revenues	2,238,764	1,850,263	1,622,252
Cost of revenues:
Product	618,161	584,210	586,176
Service	725,122	491,752	386,454
Total cost of revenues	1,343,283	1,075,962	972,630
Gross profit	895,481	774,301	649,622
Operating expenses:
Selling, general, and administrative	626,710	493,342	380,970
Research and development	56,664	54,139	48,641
Restructuring expenses	(820)	(391)	13,204
Total operating expenses	682,554	547,090	442,815
Income from operations	212,927	227,211	206,807
Non-operating expenses, net:
Interest expense	42,708	19,187	18,770
Interest income and miscellaneous expense	(1,665)	(796)	(339)
Total non-operating expenses, net	41,043	18,391	18,431
Income before income tax expense	171,884	208,820	188,376
Income tax expense	60,299	73,756	58,934
Net income	111,585	135,064	129,442
Less: Net income attributable to noncontrolling interests	822	—	—
Net income attributable to shareholders	$110,763	$135,064	$129,442

Net income per share attributable to shareholders:
Basic	$1.57	$2.27	$2.20
Diluted	$1.56	$2.25	$2.17
Cash dividends declared per ordinary share outstanding	$0.98	$0.90	$0.82

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Years Ended March 31,	2016	2015	2014
Net income	$111,585	$135,064	$129,442
Less: Net income attributable to noncontrolling interests	822	—	—
Net income attributable to shareholders	$110,763	$135,064	$129,442

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities, (net of taxes of ($266), $85 and $0, respectively)	(1,741)	507	275
Amortization of pension and postretirement benefit plans costs, (net of taxes of ($700), $4,007, and ($1,798), respectively)	(3,032)	(6,461)	2,756
Pension settlement (net of taxes of $10,563, $0 and $0, respectively)	17,029	—	—
Change in cumulative foreign currency translation adjustment	(13,746)	(65,196)	5,538
Total other comprehensive income (loss) attributable to shareholders	(1,490)	(71,150)	8,569
Comprehensive income attributable to shareholders	$109,273	$63,914	$138,011

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended March 31,	2016	2015	2014
Operating activities:
Net income	$111,585	$135,064	$129,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	143,740	91,541	75,649
Deferred income taxes	704	(4,916)	15,176
Share-based compensation expense	16,147	14,921	11,100
Pension settlement expense	26,470	—	—
Pension contributions made in settlement	(4,641)	—	—
Loss on the disposal of property, plant, equipment, and intangibles, net	1,813	(151)	5,279
Excess tax benefit from share-based compensation	(6,281)	(11,526)	(2,841)
Other items	(14,328)	(9,238)	(66)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(31,560)	(2,774)	(28,794)
Inventories, net	1,810	(9,902)	2,767
Other current assets	(9,599)	2,089	(5,482)
Accounts payable	5,249	(3,146)	19,377
Accruals and other, net	13,566	44,078	(11,976)
Net cash provided by operating activities	254,675	246,040	209,631
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(126,407)	(85,255)	(86,367)
Proceeds from the sale of property, plant, equipment, and intangibles	844	829	4,774
Purchases of investments	—	(4,681)	—
Acquisition of business, net of cash acquired	(604,021)	(194,662)	(67,059)
Net cash used in investing activities	(729,584)	(283,769)	(148,652)
Financing activities:
Proceeds from the issuance of long-term obligations	350,000	—	—
Payments on long-term obligations	(92,567)	—	(70,000)
Proceeds under credit facilities, net	369,451	129,770	71,190
Deferred financing fees and debt issuance costs	(5,169)	(14,370)	(43)
Acquisition related contingent consideration	—	(1,250)	—
Repurchases of common shares	(14,369)	(30,687)	(25,469)
Cash dividends paid to common shareholders	(65,203)	(53,513)	(48,385)
Proceeds from issuance of equity to minority shareholders	625	—	—
Stock option and other equity transactions, net	11,240	28,274	15,660
Excess tax benefit from share-based compensation	6,281	11,526	2,841
Net cash provided by (used in) financing activities	560,289	69,750	(54,206)
Effect of exchange rate changes on cash and cash equivalents	(4,228)	(17,134)	4,021
Increase (decrease) in cash and cash equivalents	81,152	14,887	10,794
Cash and cash equivalents at beginning of period	167,689	152,802	142,008
Cash and cash equivalents at end of period	$248,841	$167,689	$152,802

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Ordinary Shares		Preferred Shares		Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount	Number	Amount	Number	Amount
Balance at March 31, 2013	58,759	$239,648	—	—	11,281	$(321,801)	$1,031,183	$(4,088)	$2,038	$946,980
Comprehensive income:
Net income	—	—	—	—	—	—	129,442	—	—	129,442
Other comprehensive loss	—	—	—	—	—	—	—	8,569	—	8,569
Repurchases of ordinary shares	(624)	—	—	—	624	(25,469)	—	—	—	(25,469)
Equity compensation programs	833	3,697	—	—	(833)	23,068	—	—	—	26,765
Tax benefit of stock options exercised	—	2,841	—	—	—	—	—	—	—	2,841
Cash dividends – $0.82 per ordinary share	—	—	—	—	—	—	(48,385)	—	—	(48,385)
Change in noncontrolling interest	—	—	—	—	—	—	—	—	503	503
Balance at March 31, 2014	58,968	$246,186	—	—	11,072	$(324,202)	$1,112,240	$4,481	$2,541	$1,041,246
Comprehensive income:
Net income	—	—	—	—	—	—	135,064	—	—	135,064
Other comprehensive loss	—	—	—	—	—	—	—	(71,150)	—	(71,150)
Repurchases of ordinary shares	(542)	—	—	—	542	(30,687)	—	—	—	(30,687)
Equity compensation programs	1,249	7,141	—	—	(1,250)	34,546	—	—	—	41,687
Tax benefit of stock options exercised	—	11,526	—	—	—	—	—	—	—	11,526
Cash dividends – $0.90 per ordinary share	—	—	—	—	—	—	(53,513)	—	—	(53,513)
Change in noncontrolling interest	—	—	—	—	—	—	—	—	(527)	(527)
Balance at March 31, 2015	59,675	$264,853	—	—	10,364	$(320,343)	$1,193,791	$(66,669)	$2,014	$1,073,646
Comprehensive income:
Net income	—	—	—		—	—	110,763	—	822	111,585
Other comprehensive loss	—	—	—	—	—	—	—	(1,490)	—	(1,490)
Repurchases of ordinary shares	(267)	(1,020)	—	—	248	(12,974)	(375)	—	—	(14,369)
Equity compensation programs and other	664	13,624	—	—	(538)	13,667	—	—	—	27,291
Retirement of treasury shares	—	(20,133)	—	—	(10,074)	319,650	(299,517)	—	—	—
Issuance of shares for Synergy Combination	25,839	1,887,479	100	15	—	—	—	—	13,574	1,901,068
Purchase of subsidiary shares from noncontrolling interest	9	635	—	—	—	—	—	—	(1,453)	(818)
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	—	—	1,443	1,443
Tax benefit of stock options exercised	—	6,281	—	—	—	—	—	—	—	6,281
Cash dividends – $.98 per ordinary share	—	—	—	—	—	—	(65,203)	—	—	(65,203)
Other changes in noncontrolling interest	—	—	—	—	—	—	—	—	(542)	$(542)
Balance at March 31, 2016	85,920	$2,151,719	100	$15	—	$—	$939,459	$(68,159)	$15,858	$3,038,892
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations.  STERIS plc, a public limited company organized under the laws of England and Wales, was incorporated on October 9, 2014 as a private limited company under the name New STERIS Limited and was re-registered effective November 2, 2015 as a public limited company under the name STERIS plc. New STERIS Limited was established to effect the combination ("Combination") of STERIS Corporation, an Ohio corporation ("Old STERIS"), and Synergy Health plc, a public limited company organized under the laws of England and Wales ("Synergy"). The Combination closed on November 2, 2015 and as a result STERIS plc became the ultimate parent company of Old STERIS and STERIS completed the acquisition of Synergy in a cash and stock transaction. Synergy has been re-registered under the name Synergy Health Limited. The acquisition of Old STERIS was accounted for in the consolidated financial statements as a merger between entities under common control; accordingly the historical consolidated financial statements of Old STERIS for periods prior to November 2, 2015, are considered to be the historical financial statements of STERIS plc. Due to the timing of the Combination, the results of Synergy are only reflected in the results of operations of the Company from November 2, 2015, forward will affect the comparability to the prior period historical operations of the Company throughout this Annual Report on Form 10-K.

STERIS develops, manufactures and markets infection prevention, contamination control, microbial reduction, and surgical and gastrointestinal support products and services for healthcare, pharmaceutical, scientific, research, industrial, and governmental Customers throughout the world.

As a result of the Combination, we have reorganized our operations into four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. We describe our business segments in note 12 to our consolidated financial statements titled, "Business Segment Information."

Our fiscal year ends on March 31. References in this Annual Report to a particular "year" or "year-end" mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below:
Principles of Consolidation.  We use the consolidation method to report our investment in our subsidiaries. Therefore, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. We eliminate inter-company accounts and transactions when we consolidate these accounts. Investments in equity of unconsolidated affiliates, over which the Company has significant influence, but not control, over the financial and operating polices, are accounted for primarily using the equity method. These investments are immaterial to the Company's Consolidated Financial Statements. In prior periods we presented income attributable to noncontrolling interests in the "Interest income and miscellaneous expense" line of our Consolidated Statements of Income and the amounts were not material.
Use of Estimates.  We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available.
Cash Equivalents and Supplemental Cash Flow Information.  Cash equivalents are all highly liquid investments with a maturity of three months or less when purchased. We invest our excess cash in short-term instruments including money market funds and time deposits with major banks and financial institutions. We select investments in accordance with the criteria established in our investment policy. Our investment policy specifies, among other things, maturity, credit quality and concentration restrictions with the objective of preserving capital and maintaining adequate liquidity.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2016	2015	2014
Cash paid during the year for:
Interest	$37,165	$19,124	$19,268
Income taxes	60,885	52,707	52,888
Cash received during the year for income tax refunds	1,697	2,405	3,076

Revenue Recognition. We recognize revenue for products when ownership passes to the Customer, which is based on contract or shipping terms and for services when the service is provided to the Customer. Our Customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor. We have no further obligations related to bringing about resale and our standard return and restocking fee policies are applied. Revenues are reported net of sales and value-added taxes collected from Customers.
We also have individual Customer contracts that offer discounted pricing. Dealers and distributors may be offered sales incentives in the form of rebates. We reduce revenue for discounts and estimated returns, rebates, and other similar allowances in the same period the related revenues are recorded. Returns, rebates, and similar allowances are estimated based on historical experience and trend analysis.
In transactions that contain multiple elements, such as when products, maintenance services, and other services are combined, we recognize revenue as each product is delivered or service is provided to the Customer. We allocate the total arrangement consideration to each element based on its relative fair value, based on the price for the product or service when it is sold separately.
We offer preventive maintenance agreements to our Customers with contract terms of one to five years which require us to maintain and repair our products during this time. Amounts received under these Customer contracts are initially recorded as deferred service revenues and then recognized as service revenues ratably over the contract term.
Accounts Receivable.  Accounts receivable are presented at their face amount, less allowances for sales returns and uncollectible accounts. Accounts receivable consist of amounts billed and currently due from Customers and amounts earned but unbilled. We generally obtain and perfect security interest in products sold in the United States when we have a concern with the Customer's risk profile.
We maintain an allowance for uncollectible accounts receivable for estimated losses in the collection of amounts owed by Customers. We estimate the allowance based on analyzing a number of factors, including amounts written off historically, Customer payment practices, and general economic conditions. We also analyze significant Customer accounts on a regular basis and record a specific allowance when we become aware of a specific Customer’s inability to pay. As a result, the related accounts receivable are reduced to an amount that we reasonably believe is collectible.
We maintain an allowance for sales returns based upon known returns and estimated returns for both capital equipment and consumables. We estimate returns of capital equipment and consumables based upon recent historical experience less the estimated inventory value of the returned goods.
Inventories, net.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 31.0% and 35.9% of total inventories at March 31, 2016 and 2015, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $17,608 and $19,071 higher than those reported at March 31, 2016 and 2015, respectively.
We review the net realizable value of inventory on an ongoing basis, considering factors such as deterioration, obsolescence, and other items. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories will not be usable. If future market conditions vary from those projected, and our estimates prove to be inaccurate, we may be required to write-down inventory values and record an adjustment to cost of revenues.
Property, Plant, and Equipment.  Our property, plant, and equipment consists of land and land improvements, buildings and leasehold improvements, machinery and equipment, information systems, radioisotope (cobalt-60), linens and construction in

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

progress. Property, plant, and equipment are presented at cost less accumulated depreciation and depletion. We capitalize additions and improvements. Repairs and maintenance are charged to expense as they are incurred.
Land is not depreciated and construction in progress is not depreciated until placed in service. Depreciation of most assets is computed on the cost less the estimated salvage value by using the straight-line method over the estimated remaining useful lives. Depletion of radioisotope is computed using the annual decay factor of the material, which is similar to the sum-of-the-years-digits method.
We generally depreciate or deplete property, plant, and equipment over the useful lives presented in the following table:

Asset Type	Useful Life (years)
Land improvements	3-40
Buildings and leasehold improvements	2-50
Machinery and equipment	2-20
Information Systems	2-20
Radioisotope (cobalt-60)	15 or 20
Linens	1-5

When we sell, retire, or dispose of property, plant, and equipment, we remove the asset’s cost and accumulated depreciation from our Consolidated Balance Sheets. We recognize the net gain or loss on the sale or disposition in the Consolidated Statements of Income in the period when the transaction occurs.
Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $723 and $174 for the years ended March 31, 2016 and 2015, respectively.
Total interest expense for the years ended March 31, 2016, 2015, and 2014 was $42,708, $19,187, and $18,770, respectively.
Identifiable Intangible Assets.  Our identifiable intangible assets include product technology rights, trademarks, licenses, and Customer and vendor relationships. We record these assets at cost, or when acquired as part of a business acquisition, at estimated fair value. We generally amortize identifiable intangible assets over periods ranging from 5 to 20 years using the straight-line method. Our intangible assets also include indefinite lived assets including certain trademarks and tradenames that were acquired. These assets are tested at least annually for impairment.
Investments.  Investments in marketable securities are stated at fair value and are included in "Other assets" on the Consolidated Balance Sheets. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Income (Loss).
Asset Impairment Losses.  Property, plant, equipment, and identifiable intangible assets are reviewed for impairment when indicators of impairment exist and circumstances indicate that the carrying value of such assets may not be recoverable. Impaired assets are recorded at the lower of carrying value or estimated fair value. We conduct this review on an ongoing basis and, if an impairment exists, we record the loss in the Consolidated Statements of Income during that period.
Asset Retirement Obligations. We incur retirement obligations for certain assets. We recorded initial liabilities for the asset retirement obligations ("ARO") at fair value. Recognition of ARO includes: estimating the present value of a liability and offsetting asset, the subsequent accretion of that liability and depletion of the asset, and a periodic review of the ARO liability estimates and discount rates used in the analysis.
We provide additional information about our asset retirement obligations in note 6 to our consolidated financial statements titled, “Property, Plant and Equipment.”
Acquisitions of Business.  Assets acquired and liabilities assumed in a business combination are accounted for at fair value on the date of acquisition. Costs related to the acquisition are expensed as incurred.
Goodwill.  We perform our annual impairment test for goodwill in the third quarter of each year. We may consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. We may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. In those circumstances we test goodwill for impairment by reviewing the book value compared to the

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

fair value at the reporting unit level. We calculate the fair value of our reporting units based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.
Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the liability. This liability includes estimates for both losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies.
We are also self-insured for certain employee medical claims. We estimate a liability for incurred but not reported claims based upon recent claims experience.
Benefit Plans.  We sponsor defined benefit pension plans. We also sponsor a post-retirement welfare benefit plan for certain former employees. We determine our costs and obligations related to these plans by evaluating input from third-party professional advisors. These costs and obligations are affected by assumptions including the discount rate, expected long-term rate of return on plan assets, the annual rate of change in compensation for eligible employees, estimated changes in costs of healthcare benefits, and other factors. We review the assumptions used on an annual basis.
We recognize an asset for the overfunded status or a liability for the underfunded status of defined benefit pension and post-retirement benefit plans in our consolidated balance sheets. This amount is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement benefit plans). Changes in the funded status of the plans are recorded in other comprehensive income in the year they occur. We measure plan assets and obligations as of the balance sheet date.
We provide additional information about our pension and other post-retirement welfare benefits plans in note 10 to our consolidated financial statements titled, “Benefit Plans.”
Fair Value of Financial Instruments.  Except for long-term debt, our financial instruments are highly liquid or have short-term maturities.
We provide additional information about the fair value of our financial instruments in note 18 titled, “Fair Value Measurements.”
Foreign Currency Translation.  Most of our operations use their local currency as their functional currency. Financial statements of subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments for subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within equity. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying Consolidated Statements of Income, except for certain inter-company balances designated as long-term investments.
Forward and Swap Contracts.  We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized within “Selling, general, and administrative expenses” or "Cost of revenues" in the accompanying Consolidated Statements of Income.
Warranty.  Warranties are provided on the sale of certain of our products and services and an accrual for estimated future claims is recorded at the time revenue is recognized. We estimate warranty expense based primarily on historical warranty claim experience.
Shipping and Handling.  We record shipping and handling costs in costs of revenues. Shipping and handling costs charged to Customers are recorded as revenues in the period the product revenues are recognized.
Advertising Expenses.  Costs incurred for communicating, advertising and promoting our products are generally expensed when incurred as a component of Selling, General and Administrative Expense. We incurred $10,785, $9,732, and $8,606 of advertising costs during the years ended March 31, 2016, 2015, and 2014, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Research and Development.  We incur research and development costs associated with commercial products and expense these costs as incurred. If a Customer reimburses us for research and development costs, the costs are charged to the related contracts as costs of revenues.
Income Taxes.  We defer income taxes for all temporary differences between pre-tax financial and taxable income and between the book and tax basis of assets and liabilities. We record valuation allowances to reduce net deferred tax assets to an amount that we expect will more-likely-than-not be realized. In making such a determination, we consider all available information, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes and the effective tax rate.
We evaluate uncertain tax positions in accordance with a two-step process. The first step is recognition: The determination of whether or not it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate tax authority and that the tax authority will have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The measurement process requires the determination of the range of possible settlement amounts and the probability of achieving each of the possible settlements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet the more-likely-than-not threshold. Tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which the threshold is no longer met.
We describe income taxes further in note 9 to our consolidated financial statements titled, “Income Taxes.”
Medical Device Excise Tax. The Medical Device Excise Tax became effective January 1, 2013. The excise tax was mandated by the 2010 health care reform legislation and assesses a 2.3% tax on the sale or use of certain medical devices that are sold or manufactured in the United States. Many of our products are subject to the excise tax. Late in 2015 Congress enacted legislation that suspended the excise tax for 2016 and 2017. We incurred Medical Device Excise taxes of $5,802, $7,917, and $7,390 during fiscal years 2016, 2015 and 2014, respectively which is included in cost of revenues in the period of sale.
Share-Based Compensation.  We describe share-based compensation in note 15 to our consolidated financial statements titled, “Share-Based Compensation.” We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We record liability awards at fair value each reporting period and the change in fair value is reflected as share-based compensation expense in our Consolidated Statements of Income. The expense is classified as cost of goods sold, selling, general and administrative expenses or research and development expenses in a manner consistent with the employee’s compensation and benefits. These costs are recognized in the Consolidated Statement of Income over the period during which an employee is required to provide service in exchange for the award. Excess tax benefits realized from the exercise of stock options are reported as a financing cash inflow.
Restructuring.  We recognize restructuring expenses as incurred. Asset impairment and accelerated depreciation expenses primarily relate to inventory write-downs for rationalized products and adjustments in the carrying value of the related facilities and machinery and equipment to their estimated fair value. In addition, the remaining useful lives of other property, plant, and equipment associated with the related operations are reevaluated based on the respective restructuring plan, which may result in the acceleration of depreciation and amortization of certain assets
Recently Issued Accounting Standards Impacting the Company

Recently Issued Accounting Standards Impacting the Company are presented in the following table:

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Standards that have recently been adopted
ASU 2015-17 "Balance Sheet Classification of Deferred Taxes"	November 2015
The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. This update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted.
Fourth Quarter 2016
As a result of the adoption of this standard we reclassified $38,963 of our short term deferred taxes into long term deferred taxes, in our March 31, 2016 Consolidated Balance Sheet. Prior periods were not retrospectively adjusted.

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
The update requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as previously required. This update is effective for all annual and interim periods beginning after December 15, 2015 and is required to be adopted retroactively for all periods presented. Early adoption is permitted.
		First Quarter Fiscal 2016	This update did not have a material impact on our consolidated financial position, results of operations or cash flows.
Standards that have not yet been adopted
ASU 2014-09, "Revenue from Contracts with Customers" and subsequently issued amendments	May 2014
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
		N/A	We are in the process of evaluating the impact that the standard will have on our consolidated financial position, results of operations and cash flows.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

ASU 2015-05, "Goodwill and other-Internal-Use Software" (Subtopic 350-40)	April 2015
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
		N/A	We do not expect the adoption of this standard to have a material impact on our statements of consolidated financial position, results of operations and cash flows.
ASU 2016-02, "Leases" (Topic 842)	February 2016
The update will require lessees to record all leases, whether finance or operating, on the balance sheet. An asset will be recorded to represent the right to use the leased asset, and a liability will be recorded to represent the lease obligation. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that period. Early adoption is permitted.
		N/A	We are in the process of evaluating the impact that the standard will have on our statements of consolidated financial position, results of operations and cash flows.
ASU 2016-07, "Investments - Equity Method and Joint Ventures, Simplifying the Transition to the Equity Method of Accounting" (Topic 323)	March 2016
The update replaces the previous requirement to retroactively adopt the equity method. The new standard requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that period. Early adoption is permitted.
		N/A	We do not expect the adoption of this standard to have a material impact on our statements of consolidated financial position, results of operations and cash flows.
ASU 2016-09, "Stock Compensation: Improvements to Employee Share-Based Payment Accounting" (Topic 718)	March 2016
The update simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that period. Early adoption is permitted.
		N/A	We are currently in the process of evaluating the impact that the standard will have on our statements of consolidated financial position, results of operations and cash flows.

2. RESTRUCTURING
The following summarizes our restructuring plans announced in current and prior fiscal years. We recognize restructuring expenses as incurred. In addition, we assess the property, plant and equipment associated with the related facilities for impairment.
Fiscal 2014 Restructuring Plan. During the fourth quarter of fiscal 2014, we adopted and announced a targeted restructuring plan primarily focused on the closure of the Hopkins manufacturing facility located in Mentor, Ohio (the “Fiscal 2014 Restructuring Plan”). As a result of this plan, operations located at Hopkins were transferred to other North American locations. We believe that by closing the operations at Hopkins we will more effectively utilize our existing North American manufacturing network while reducing operating costs.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Since the inception of the Restructuring Plan we have incurred pre-tax expenses totaling $18,970 related to these actions, of which $10,874 was recorded as restructuring expenses and $8,096 was recorded in cost of revenues, with restructuring expenses of $15,568, $1,293, $829, and $1,280 related to the Healthcare Products, Healthcare Specialty Services, Life Sciences and Applied Sterilization Technologies segments, respectively.
Fiscal 2010 Restructuring Plan. During the fourth quarter of fiscal 2010 we adopted a restructuring plan primarily related to the transfer of the remaining operations in our Erie, Pennsylvania facility to the U.S. headquarters in Mentor, Ohio and the consolidation of our European Healthcare manufacturing operations into two central locations within Europe (the “Fiscal 2010 Restructuring Plan”). In addition, we rationalized certain products and eliminated certain positions.
Since the inception of the Fiscal 2010 Restructuring Plan, we have incurred pre-tax expenses totaling $9,294 related to these actions, of which $8,190 was recorded as restructuring expenses and $1,104 was recorded in cost of revenues. We do not expect to incur any significant additional restructuring expenses related to this plan. These actions are intended to enhance profitability and improve efficiencies.

The following tables summarize our total pre-tax restructuring expenses for fiscal 2016, fiscal 2015 and fiscal 2014:

Year Ended March 31, 2016	Fiscal 2014 Restructuring Plan (1)
Severance and other compensation related costs	$(1,050)
Product rationalization	319
Lease termination obligation and other	230
Total restructuring (benefit) charges	$(501)

(1)	Includes $319 in charges recorded in cost of revenues on Consolidated Statements of Income.

Year Ended March 31, 2015	Fiscal 2014 Restructuring Plan (1)
Severance and other compensation related costs	$(616)
Asset impairment and accelerated depreciation	(38)
Lease termination obligation and other	263
Product rationalization	(368)
Total restructuring charges	$(759)

(1)	Includes $(368) in charges recorded in cost of revenues on Consolidated Statements of Income.

Year Ended March 31, 2014	Fiscal 2014 Restructuring Plan (1)	Fiscal 2010 Restructuring Plan	Total
Severance and other compensation related costs	$7,363	$127	$7,490
Asset impairment and accelerated depreciation	3,621	990	4,611
Lease termination obligation and other	1,103	—	1,103
Product rationalization	8,144	—	8,144
Total restructuring (benefit) charges	$20,231	$1,117	$21,348

(1)	Includes $8,144 in charges recorded in cost of revenues on Consolidated Statements of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.”
Remaining liabilities related to the Fiscal 2014 Restructuring Plan were $700 at March 31, 2016. The following table summarizes our restructuring liability balances and activity for the year ended March 31, 2015:

	Fiscal 2014 Restructuring Plan
		Fiscal 2015
	March 31, 2014	Provision	Payments/ Impairments (1)	March 31, 2015
Severance and termination benefits	$6,389	$(616)	$(3,242)	$2,531
Lease termination obligations and other	1,589	18	(1,251)	356
Total	$7,978	$(598)	$(4,493)	$2,887
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

3. BUSINESS ACQUISITIONS
Fiscal Year 2016
Synergy Health plc
On November 2, 2015, STERIS acquired all outstanding shares of Synergy in a cash and stock transaction valued at £24.80 ($38.17) per Synergy share, or a total of approximately $2.3 billion based on the low trading price of Old STERIS’s stock of $73.02 per share on November 2, 2015. The Combination brought together businesses that generate revenues from over 100 countries, employ approximately 14,000 employees, and are geographically complementary. The Combination is expected to result in cost savings from optimizing global back-office infrastructure, leveraging best-demonstrated practices across plants, in-sourcing consumables, and eliminating redundant public company costs. Total costs of approximately $63,789 before tax, were incurred during fiscal year 2016 related to the Combination and are reported in selling, general and administrative expense.
Total consideration for the transaction is presented in the table below. At the closing date of the Combination, vested share option awards remained outstanding under Synergy's Save As You Earn Plans ("SAYE"). In accordance with the provisions of SAYE, vested option awards may be exercised to the extent that the exercise price funds have been accumulated in accordance with the option holder's savings contract. The number of Synergy shares that are expected to be issued have been fair valued based on the same cash and stock consideration available to other Synergy shareholders at the time of the Combination.

Cash consideration	$402,494
STERIS plc shares (25,848,798 ordinary shares issued)	1,887,479
Fair value of consideration available to vested Synergy share option holders	4,819
Total purchase consideration	$2,294,792
The acquisition of Synergy has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired, liabilities assumed and noncontrolling interests be recognized at their respective fair values as of the acquisition date. Acquisition accounting is dependent upon certain valuations and other studies that are in progress and are not yet to a stage where there is sufficient information for a definitive measurement. The process for estimating the fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates.
The purchase price allocation for Synergy is preliminary. As we finalize the fair values of assets acquired, liabilities assumed, and noncontrolling interests, additional purchase price adjustments will be recorded during the measurement period. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. The finalization of the purchase

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

accounting assessment will result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the our results of operations and financial position. Goodwill will be allocated to the Healthcare Products, Healthcare Specialty Services, and Applied Sterilization Technologies segments. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce, which are further described above. Goodwill recognized as a result of the acquisition is not deductible for tax purposes.
Gepco
On July 31, 2015 we acquired all of the outstanding shares of General Econopak, Inc. (“Gepco”) for a purchase price of $176,474 in cash, including a customary working capital adjustment. Gepco is a Pennsylvania-based manufacturer of product solutions in the areas of sterility maintenance, barrier protection, and sterile cleanroom products for pharmaceutical, biotechnology and veterinary Customers. Gepco is being integrated into our Life Sciences business segment. The purchase price was financed through a combination of credit facility borrowings and cash on hand. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date. The acquisition qualified for joint election tax benefit under Section 338 (h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes. We recorded $2,380 of acquisition related costs, which are reported in selling, general and administrative expense.
Black Diamond
On June 12, 2015 we acquired the capital stock of Black Diamond Video, Inc. ("Black Diamond"), a California-based developer and provider of operating room integration systems. The purchase price was approximately $46,155, which includes a working capital adjustment, deferred consideration of $5,870, to be paid approximately twelve months after the closing date, and contingent consideration of $800. The transaction consideration paid at closing was funded with cash on hand. Black Diamond is being integrated into our Healthcare Products business segment. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date. Acquisition related costs were insignificant.
Other 2016 Acquisitions
We also completed several other minor purchases that continued to expand our service offerings in the Healthcare Products, Healthcare Specialty Services and Life Sciences segments. The aggregate purchase price associated with these transactions was approximately $41,079, including potential contingent consideration of $1,760. Acquisition related costs were insignificant.
Fiscal Year 2015
Dana Products, Inc.
On March 9, 2015 the Company purchased all the outstanding shares of capital stock of Dana Products, Inc. ("Dana"), an Illinois manufacturer of chemical indicators used in steam sterilizers.
The purchase price was approximately $12,414, including a customary working capital adjustment. Dana has been integrated into the Healthcare Products business segment. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date.
The acquisition of Dana qualified for a joint election tax benefit under Section 338(h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes. Intangible assets acquired consist of product names and patents, which are being amortized on a straight line basis over their useful lives of up to ten years. Acquisition related costs were insignificant.
AGAPE Instruments Service, Inc.
On December 31, 2014, a newly formed subsidiary of the Company purchased the assets and assumed certain liabilities of AGAPE Instruments Service, Inc. ("AGAPE"), an Ohio based provider of certification services.
The purchase price was approximately $3,415, including a customary working capital adjustment. The AGAPE business has been integrated into the Life Sciences business segment. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date.
Intangible assets acquired consist of Customer relationships, which are being amortized on a straight line basis over seven years. Acquisition related costs were insignificant.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Integrated Medical Systems International, Inc.
On May 9, 2014, we completed the previously announced acquisition of all the outstanding shares of capital stock of Integrated Medical Systems International, Inc. ("IMS") pursuant to a Stock Purchase Agreement dated March 31, 2014. The purchase price was approximately $162,905, including a customary working capital adjustment. In addition, we purchased certain real estate used in the IMS business for approximately $10,000. IMS has facilities located in Alabama, Florida and Maryland and provides a variety of services including: endoscope repair, surgical instrument management and sterile processing consulting. IMS has been integrated into our Healthcare Specialty Services segment.
We recorded acquisition related costs of $3,208, before tax, which are reported in selling, general and administrative expense. The acquisition of IMS qualified for a joint election tax benefit under Section 338(h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes. Intangible assets acquired consist of trade names and Customer relationships, which are being amortized on a straight line basis over their useful lives of up to nine years, with the exception of the IMS trade name which has an indefinite life.
Fiscal Year 2014
Florida Surgical Repair, Inc.
On December 31, 2013, we purchased the assets and assumed certain liabilities of Florida Surgical Repair, Inc. ("FSR"), a provider of surgical instrument and surgical equipment repair services to hospitals and surgery centers in Florida. The purchase price was approximately $5,779, including a customary working capital adjustment. FSR has been integrated into the Healthcare Specialty Services business segment. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date.
The intangible assets acquired consist of Customer relationships, which are being amortized on a straight line basis over nine years. Acquisition related costs were insignificant.
Life Systems, Inc.
On February 4, 2014, we purchased the assets and assumed certain liabilities of Life Systems, Inc. ("LSI"), a provider of sales and service in the endoscope repair and certified pre-owned equipment markets, located in St. Louis, Missouri.
The purchase price was approximately $24,500, including a customary working capital adjustment, which included $1,500 in restricted stock granted to one of the sellers. LSI has been integrated into the Healthcare Specialty Services business segment. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date.
The intangible assets acquired consist of Customer relationships, which are being amortized on a straight line basis over thirteen years. Acquisition related costs were insignificant.
Eschmann Holdings Ltd.
On February 10, 2014, we purchased the capital stock of Eschmann Holdings Ltd. ("Eschmann"), a provider of surgical and infection prevention solutions and services used primarily in hospitals, surgery centers and dental offices in the United Kingdom.
The purchase price was approximately £25 million British pounds sterling (approximately $41,645 at the acquisition date). We paid £22 million British pounds sterling at the closing date and paid an additional £3 million British pounds sterling of deferred consideration in the first quarter of fiscal 2015. We also paid a customary working capital adjustment of £0.5 million British pounds sterling in the first quarter of fiscal 2015. Eschmann has been integrated into the Healthcare Products business segment. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date.
The intangible assets acquired consist of tradenames, developed technology, and Customer relationships, which are being amortized on a straight line basis over six to thirteen years, with the exception of the Eschmann tradename which has an indefinite life. Acquisition related costs were insignificant.
Each of these acquisitions were funded with cash on hand and/or credit facility borrowings. The Consolidated Financial Statements include the operating results of each acquisition from the respective acquisition dates. Pro-forma results of operations have not been presented (with the exception of Synergy) because the effects of the acquisitions were not material to our financial results.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Fair Value of Assets Acquired and Liabilities Assumed
The table below summarizes the allocation of the purchase price to the net assets acquired based on fair values at the acquisition dates for our fiscal 2016, 2015 and 2014 acquisitions.

	Fiscal Year 2016				Fiscal Year 2015			Fiscal Year 2014
	Synergy (1)	Gepco	Black Diamond	Other Acquisitions	Dana	AGAPE	IMS	FSR	LSI	Eschmann
Cash	$53,057	$1,108	$—	$—	$135	$—	$—	$—	$—	$2,545
Accounts receivable	107,341	4,161	2,966	3,859	617	342	16,594	388	2,341	5,336
Inventory	30,074	1,926	3,309	1,108	388	—	8,478	402	2,727	10,017
Property, plant and equipment	534,879	3,421	607	1,979	743	—	15,074	98	301	6,262
Other assets	19,708	946	54	—	—	—	842	11	117	475
Intangible assets	806,526	61,900	13,500	14,829	6,363	1,200	62,000	2,765	4,462	21,128
Goodwill	1,411,781	104,485	31,792	20,630	4,311	1,899	81,587	2,131	16,230	14,274
Total Assets	2,963,366	177,947	52,228	42,405	12,557	3,441	184,575	5,795	26,178	60,037

Current liabilities	(108,192)	(1,473)	(4,525)	(1,277)	(143)	(26)	(11,670)	(16)	(1,678)	(14,357)

Long-term indebtedness	(321,082)	—	—	—	—	—	—	—	—	—
Non-current liabilities	(230,544)	—	(1,548)	(49)	—	—	—	—	—	(4,035)
Total Liabilities	(659,818)	(1,473)	(6,073)	(1,326)	(143)	(26)	(11,670)	(16)	(1,678)	(18,392)

Net Assets	$2,303,548	$176,474	$46,155	$41,079	$12,414	$3,415	$172,905	$5,779	$24,500	$41,645
(1) Purchase price allocation is still preliminary as of March 31, 2016, as valuations have not been finalized.

Intangible assets acquired in the Synergy acquisition consist of trade names, technology and Customer relationships. Preliminary values and useful lives are presented in the table below.

	Total (1)	Useful Life
Customer relationships	$717,254	10-17 years
Trade names	64,645	10 years
Technology	24,627	7 years
Total intangible assets acquired	$806,526
(1) Amounts are preliminary as of March 31, 2016, as valuations have not been finalized.
Contingent liabilities assumed as part of the Combination total $7,082 at the date of the Combination, and are included within accrued expenses and other and other liabilities in the condensed consolidated balance sheet. These contingent liabilities include $5,521 related to income taxes (including uncertain tax positions) and $1,561 related to contingent consideration associated with prior acquisitions completed by Synergy. Contingent liabilities are recorded at their estimated fair values, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting. See note 18, titled "Fair Value Measurements" to the condensed consolidated financial statements for additional information on contingent liabilities. The estimated fair values noted above are preliminary and are subject to change upon finalization of the purchase accounting assessment and may have a material impact on the our results of operations and financial position.
Actual and Pro Forma Impact
Our consolidated financial statements include Synergy's results of operations from the date of acquisition on November 2, 2015 through March 31, 2016. Net sales and operating income attributable to Synergy during this period and included in our consolidated financial statements for fiscal years ended March 31, 2016 total $254,911 and $3,695, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following unaudited pro forma information gives effect to our acquisition of Synergy as if the acquisition had occurred on April 1, 2014 and Synergy had been included in our consolidated results of operations for fiscal years ended March 31, 2016 and March 31, 2015.

	Fiscal Year Ended March 31,
	(unaudited)
	2016	2015
Net revenues	$2,619,056	$2,499,140
Net income from continuing operations	188,269	152,057
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

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill is tested annually for impairment. Further, goodwill is reviewed for impairment whenever events or changes in circumstances indicate there may be a possible permanent loss of value. We performed our annual impairment tests for goodwill and indefinite life intangible assets during the third quarter of fiscal 2016. These tests confirmed that the fair value of our reporting units and indefinite life intangible assets exceed their respective carrying values and that no impairment losses were required to be recognized in fiscal 2016 or for any prior periods as a result of annual testing.
However, during the second quarter of fiscal 2015, a new branding strategy for surgical instrument and endoscope repair services was adopted as part of the integration of IMS into the Healthcare Specialty Services segment. This new strategy represented an indicator of impairment of the carrying value of the Spectrum trade-name as it now will used solely for Healthcare Specialty Services product offerings. We estimated the fair value of the Spectrum trade-name using the relief from royalty method and concluded that the carrying value of the trade-name exceeded its fair value. As a result, an impairment charge of approximately $5,561 was recorded to reduce the carrying value of the intangible asset. The impairment charge is reported in the selling, general and administrative expense line of the Consolidated Statements of Income.
Future impairment tests of goodwill and indefinite life intangible assets will be performed annually in the fiscal third quarter, or sooner if a triggering event occurs.
Changes to the carrying amount of goodwill for the years ended March 31, 2016, 2015 and 2014 were as follows:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Healthcare Products Segment	Healthcare Specialty Services Segment	Life Sciences Segment	Applied Sterilization Technologies Segment	Synergy Combination	Total
Balance at March 31, 2014	$330,180	$69,486	$34,310	$83,035	$—	$517,011
Goodwill acquired or allocated	5,817	81,358	1,899	—	—	89,074
Foreign currency translation adjustments	(11,124)	—	(2,320)	—	—	(13,444)
Balance at March 31, 2015	324,873	150,844	33,889	83,035	—	592,641
Goodwill acquired or allocated	40,043	3,428	113,284	—	1,408,192	1,564,947
Foreign currency translation adjustments	(1,146)	—	161	—	—	(985)
Balance at March 31, 2016	$363,770	$154,272	$147,334	$83,035	$1,408,192	$2,156,603

Goodwill associated with the Combination with Synergy has not yet been allocated to business segments as the purchase price allocation is preliminary as of March 31, 2016. Valuations have not progressed to sufficiently determine the fair value of the business units acquired. Goodwill will be allocated among the Healthcare Products, Healthcare Specialty Services and Applied Sterilization Technologies business segments.
The fiscal 2016 increase in goodwill associated with the Healthcare Products segment resulted primarily from the acquisition of the capital stock of Black Diamond. The increase associated with the Life Sciences segment resulted primarily from the acquisition of the capital stock of Gepco. Other minor purchases also impacted goodwill associated with the Healthcare Products, Healthcare Specialty Services and Life Sciences segments.
The fiscal 2015 decrease in goodwill associated with the Healthcare Products segment resulted from the acquisition of the capital stock of Dana which was more than offset by foreign currency fluctuations. The increase associated with the Healthcare Specialty Services segment resulted from the acquisition of the capital stock of IMS. The decrease associated with the Life Science segment resulted from the acquisition of the assets of AGAPE, which was more than offset by foreign currency fluctuations.
Our fiscal 2016 and 2015 acquisitions are described in note 3 to our consolidated financial statements titled, "Business Acquisitions".
Information regarding our intangible assets is as follows:

	March 31, 2016		March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$879,525	$64,268	$134,014	$35,516
Non-compete agreements	4,730	3,503	3,654	3,377
Patents and technology	213,317	70,801	178,290	56,861
Trademarks and tradenames	129,690	18,318	61,896	14,096
Supplier relationships	54,800	1,827	—	—
Other	10	16	10	10
Total	$1,282,072	$158,733	$377,864	$109,860

Certain trademarks and tradenames acquired in fiscal 2016, 2015 and 2014 are indefinite-lived assets. The approximate carrying value of these assets at March 31, 2016 and March 31, 2015 was $35,340 and $35,490, respectively. Total amortization expense for finite-lived intangible assets was $49,782, $24,500, and $18,612 for the years ended March 31, 2016, 2015, and

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

2014, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2017	2018	2019	2020	2021 and thereafter
Estimated amortization expense	$79,806	$79,734	$79,648	$78,705	$78,185

The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2016 foreign currency exchange rates.

5. INVENTORIES, NET
Inventories, net consisted of the following:

March 31,	2016	2015
Raw materials	$62,673	$67,095
Work in process	19,614	22,696
Finished goods	146,820	107,695
LIFO reserve	(17,608)	(19,071)
Reserve for excess and obsolete inventory	(18,707)	(17,597)
Inventories, net	$192,792	$160,818

6. PROPERTY, PLANT AND EQUIPMENT
Information related to the major categories of our depreciable assets is as follows:

March 31,	2016	2015
Land and land improvements (1)	$39,051	$40,668
Buildings and leasehold improvements	446,277	263,007
Machinery and equipment	580,962	375,555
Linens (2)	42,354	—
Information systems	126,180	104,049
Radioisotope	434,152	289,778
Construction in progress (1)	79,291	47,690
Total property, plant, and equipment	1,748,267	1,120,747
Less: accumulated depreciation and depletion	(683,948)	(627,694)
Property, plant, and equipment, net	$1,064,319	$493,053
(1) Land is not depreciated. Construction in progress is not depreciated until placed in service.
(2) Linen assets were first acquired as part of our Combination with Synergy and are depreciated over useful lives ranging from one to five years.

Depreciation and depletion expense were $93,958, $61,481 and $57,037, for the years ended March 31, 2016, 2015, and 2014, respectively.
Rental expense for operating leases was $23,238, $18,602, and $17,643 for the years ended March 31, 2016, 2015, and 2014, respectively. Operating leases relate to manufacturing, warehouse and office space, service facilities, vehicles, equipment, and communication systems. Certain lease agreements grant us varying renewal and purchase options.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Future minimum annual rentals payable under noncancelable operating lease agreements at March 31, 2016 were as follows:

Operating Leases
2017	$29,098
2018	23,853
2019	18,402
2020	10,456
2021 and thereafter	53,103
Total minimum lease payments	$134,912

In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated based upon March 31, 2016 foreign currency exchange rates.
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
The following table summarizes the activity in the liability for asset retirement obligations.

Asset Retirement Obligations
Balance at March 31, 2015	$8,083
Liabilities assumed as result of the Combination with Synergy	8,686
Liabilities incurred during the period	38
Accretion expense and change in estimate	(6,629)
Foreign currency movement	164
Balance at March 31, 2016	$10,342

7. DEBT

Indebtedness was as follows:

March 31,	2016	2015
Private Placement (1)	$662,580	$337,825
Credit Agreement and Swing Line Facility	905,216	283,250
Total long term debt	$1,567,796	$621,075
(1) Amounts are presented net of deferred financing costs.

In order to fund the acquisition of Synergy, including the cash payments made in respect of Synergy shares, the repayment of Synergy debt and certain transaction expenses, on November 2, 2015, STERIS plc borrowed under the Credit Agreement (as herein-after defined) (i) $132,000, £49,000, and €127,750 under the revolving credit facility and (ii) $400,000 under the term loan facility. Borrowings bear interest at the Company’s option based upon either the Base Rate or the Eurocurrency Rate, plus the Applicable Margin in effect from time to time under the Credit Agreement. The Applicable Margin is determined based on the ratio of Consolidated Total Debt to Consolidated EBITDA. Interest on Base Rate Advances is payable quarterly in arrears and interest on Eurocurrency Rate Advances is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

On May 15, 2015, Old STERIS issued $350,000 of senior notes, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $350,000 in senior notes, $125,000 have a maturity of 10 years from the issue date at an annual interest rate of 3.45%, $125,000 have a maturity of 12 years from the issue date at an annual interest rate of 3.55% and $100,000 have a maturity of 15 years from the issue date at an annual interest rate of 3.70%. These borrowings were used for repayment of Credit Agreement debt and for other corporate purposes. The agreement governing these notes contains leverage and interest coverage covenants.
On March 31, 2015, Old STERIS and STERIS entered into a Credit Agreement (the "Credit Agreement") with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement replaced the Company’s Third Amended and Restated Credit Agreement dated April 13, 2012 with KeyBank National Association, as Administrative Agent, and the other lenders party thereto, as amended, and the Company’s Swing Line Facility (Committed Line of Credit) with PNC Bank, National Association, which agreements were terminated and all outstanding borrowings thereunder were repaid on March 31, 2015. The Credit Agreement currently provides $1,245,000 of credit, in the form of a $850,000 revolver facility, which may be utilized for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit. The Credit Agreement also contains a $400,000 term loan facility. The revolver and term loan facilities may be increased in specified circumstances by up to $500,000. Term loans are repayable quarterly pursuant to a specified amortization schedule, with principal payments increasing from 1.25% to 2.50% over the term, and with a balloon payment for the remaining unpaid balance at maturity. The Credit Agreement will mature on March 31, 2020, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on that date. The Credit Agreement contains leverage and interest coverage covenants.
In February 2013, Old STERIS issued $100,000 of senior notes, of which $98,000 currently remain outstanding, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $98,000 of outstanding notes, $45,500 have a maturity of nine years and 10 months from issuance and have a current annual interest rate of 3.70%, an additional $40,000 have a maturity of 11 years and 10 months from issuance and have a current annual interest rate of 3.85%, and the remaining $12,500 have a maturity of 14 years and 10 months from issuance and have a current annual interest rate of 4.05%. These borrowings were used primarily for the repayment of then existing credit facility debt. The agreements governing these notes and the notes were amended and restated in their entirety on March 31, 2015. The amended and restated agreements, which have been consolidated into a single agreement, contain leverage and interest coverage covenants.
In December 2012, Old STERIS issued $100,000 of senior notes, of which $98,000 currently remain outstanding, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $98,000 of outstanding notes, $45,500 have a maturity of 10 years from issuance and have a current annual interest rate of 3.70%, an additional $40,000 have a maturity of 12 years from issuance and have a current annual interest rate of 3.85%, and the remaining $12,500 have a maturity of 15 years from issuance and have a current annual interest rate of 4.05%. These borrowings were used primarily for the repayment of then existing credit facility debt. The agreements governing these notes and the notes were amended and restated in their entirety on March 31, 2015. The amended and restated agreements, which have been consolidated into a single agreement, contain leverage and interest coverage covenants.
On August 15, 2008, Old STERIS issued $150,000 of senior notes, of which $120,000 currently remain outstanding, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the outstanding notes $85,000 have a maturity of 10 years from issuance and have a current annual interest rate of 6.83%, and the remaining $35,000 have a maturity of 12 years from issuance and have a current annual interest rate of 6.93%. The agreements governing these notes and the notes were amended and restated in their entirety on March 31, 2015. The amended and restated agreements, which have been consolidated into a single agreement, contain leverage and interest coverage covenants.
As of March 31, 2016, a total $905,216 of indebtedness was outstanding under the Credit Agreement.
At March 31, 2016, we were in compliance with all financial covenants associated with our indebtedness.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The combined annual aggregate amount of maturities of our outstanding debt by fiscal year is as follows:

2017	$—
2018	—
2019	85,000
2020	905,216
2021 and thereafter	581,000
Total	$1,571,216

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

8. ADDITIONAL CONSOLIDATED BALANCE SHEETS INFORMATION
Additional information related to our Consolidated Balance Sheets is as follows:

March 31,	2016	2015
Accrued payroll and other related liabilities:
Compensation and related items	$30,175	$16,680
Accrued vacation/paid time off	14,368	5,539
Accrued bonuses	31,502	30,159
Accrued employee commissions	13,809	12,842
Accrued pension	—	6,186
Other postretirement benefit obligations-current portion	2,463	2,789
Other employee benefit plans' obligations-current portion	1,659	610
Total accrued payroll and other related liabilities	$93,976	$74,805
Accrued expenses and other:
Deferred revenues	$56,238	$34,910
Self-insured risk reserves-current portion	8,266	6,897
Accrued dealer commissions	12,717	13,591
Accrued warranty	5,909	5,579
Asset retirement obligation-current portion	—	1,092
Other	70,245	39,963
Total accrued expenses and other	$153,375	$102,032
Other liabilities:
Self-insured risk reserves-long-term portion	$13,257	$12,052
Other postretirement benefit obligations-long-term portion	15,932	18,489
Defined benefit pension plans obligations-long-term portion	25,301	119
Other employee benefit plans obligations-long-term portion	4,366	6,634
Asset retirement obligation-long-term portion	10,342	6,991
Other	15,100	3,049
Total other liabilities	$84,298	$47,334

9. INCOME TAXES
Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2016	2015	2014
United States operations	$105,758	$161,165	$122,245
United Kingdom operations	(20,553)	15,824	11,483
Other Foreign Locations operations	86,679	31,831	54,648
	$171,884	$208,820	$188,376

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2016	2015	2014
Current:
United States federal	$41,653	$52,234	$24,016
United States state and local	7,943	8,551	5,991
United Kingdom	2,194	3,633	2,985
Other foreign locations	13,924	8,842	13,464
	65,714	73,260	46,456
Deferred:
United States federal	1,427	1,436	10,501
United States state and local	299	214	1,473
United Kingdom	(6,973)	(676)	(410)
Other foreign locations	(168)	(478)	914
	(5,415)	496	12,478
Total Provision for Income Taxes	$60,299	$73,756	$58,934

The total provision for income taxes can be reconciled to the tax computed at the United States federal statutory tax rate as follows:

Years Ended March 31,	2016	2015	2014
United States federal statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in accruals for uncertain tax positions	0.2%	—%	(5.1)%
State and local taxes, net of federal income tax benefit	3.3%	2.8%	2.6%
Increase in valuation allowances	1.0%	2.1%	1.5%
Foreign income tax credit	(0.6)%	(1.0)%	(2.0)%
Difference in non-United States tax rates	(8.5)%	(3.6)%	(0.1)%
Excise tax gross-up	3.4%	—%	—%
U.S. manufacturing deduction	(2.5)%	(1.6)%	(1.2)%
U.S. Tax Benefit resulting from European Restructuring	—%	—%	(0.6)%
Capitalized acquisition costs	5.3%	2.2%	—%
All other, net	(1.5)%	(0.6)%	1.2%
Total Provision for Income Taxes	35.1%	35.3%	31.3%

Unrecognized Tax Benefits.  We classify uncertain tax positions and related interest and penalties as long-term liabilities within “Other liabilities” in our accompanying Consolidated Balance Sheets, unless they are expected to be paid within 12 months, in which case, the uncertain tax positions would be classified as current liabilities within “Accrued income taxes.” We recognize interest and penalties related to unrecognized tax benefits within “Income tax expense” in our accompanying Consolidated Statements of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

Years Ended March 31,	2016	2015
Unrecognized Tax Benefits Balance at April 1	$—	$—
Increases for tax provisions of prior years	—	—
Decreases for tax provisions of prior years	—	—
Increases for tax provisions of current year	316	—
Decreases for tax provisions of current year	—	—
Balances related to acquired businesses	3,422	—
Other decreases, including currency translation	(211)	—
Settlements	—	—
Lapse of statute of limitations	—	—
Unrecognized Tax Benefits Balance at March 31	$3,527	$—
We recognized interest and penalties related to uncertain tax positions in the provision for income taxes. As of March 31, 2016 we had $456 accrued for interest and penalties. The increase during fiscal 2016 is primarily associated with balances related to acquired businesses. If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $3,706. It is reasonably possible that during the next twelve months, a reduction in unrecognized tax benefits may occur up to $345 as a result of the expiration of various statutes of limitations or matters related to transfer pricing.
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2013 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2011. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse effect on our consolidated financial statements.
Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2016 and 2015 were as follows:

March 31,	2016	2015
Deferred Tax Assets:
Post-retirement benefit accrual	$7,016	$8,130
Compensation	25,436	24,374
Net operating loss carryforwards	26,151	13,090
Accrued expenses	7,521	6,808
Insurance	4,226	4,071
Deferred income	7,910	6,148
Bad debt	2,059	1,941
Pension	5,155	2,781
Other	2,208	464
Deferred Tax Assets	87,682	67,807
Less: Valuation allowance	16,435	14,380
Total Deferred Tax Assets	71,247	53,427
Deferred Tax Liabilities:
Depreciation and depletion	85,807	50,559
Intangibles	226,809	38,121
Other	3,744	3,710
Total Deferred Tax Liabilities	316,360	92,390
Net Deferred Tax Assets (Liabilities)	$(245,113)	$(38,963)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

During the fourth quarter of 2016, we early adopted Accounting Standards Update 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the consolidated balance sheet starting in 2017. We elected to apply this standard prospectively for the 2016 financial statements. As a result, prior periods were not retrospectively adjusted.
At March 31, 2016, we had federal operating loss carryforwards of $20,955, which if unused, these federal operating loss carryforwards will expire between fiscal years 2031 and 2036. Additionally, we had foreign operating loss carry forwards of $59,487. Although the majority of the foreign carryforwards have indefinite expiration periods, those carryforwards that have definite expiration periods will expire if unused between fiscal years 2017 and 2025. In addition, we have recorded tax benefits of $1,704 related to state operating loss carryforwards. If unused, these state operating loss carryforwards will expire between fiscal years 2017 and 2036. At March 31, 2016, we had $1,520 of tax credit carryforwards. These credit carryforwards expire between fiscal 2017 and fiscal 2026.
We review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $16,435 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance increased during fiscal 2016 by $2,055.
No provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately $1.1 billion at March 31, 2016, since it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
In October 2015, the Organization for Economic Cooperation and Development (OECD), in conjunction with the G20, finalized broad-based international tax policy guidelines that involve transfer pricing and other international tax subjects. While some member jurisdictions automatically adopt the new OECD guidelines, most member countries can adopt the guidelines only by new law or regulations. We are currently adopting processes to comply with the reporting requirements specified by the guidelines and are evaluating the other parts of the guidelines.

10. BENEFIT PLANS
In the United States we sponsor an unfunded post-retirement welfare benefits plan for two groups of United States retirees. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.
During the second quarter of fiscal 2009, we amended our United States post-retirement welfare benefits plan, reducing the benefits to be provided to retirees under the plan and increasing their share of the costs. The amendments resulted in a decrease of $46,001 in the accumulated post-retirement benefit obligation. The impact of this change was recognized in our Consolidated Balance Sheets in fiscal 2009 and is being amortized as a component of the annual net periodic benefit cost over a period of approximately thirteen years.
In July 2014, the Board of Directors of American Sterilizer Company (“AMSCO”) approved the termination of the American Sterilizer Company Retirement Income Plan (“Plan”) effective October 1, 2014.  An Application for Determination  was filed with the Internal Revenue Service (IRS) on August 22, 2014, with respect to the Plan termination. A Form 500 Standard Termination Notice was filed with the Pension Benefit Guaranty Corporation ("PBGC") on November 17, 2014. The 60-day PBGC waiting period lapsed without objection by the PBGC. AMSCO received a favorable determination from the IRS regarding the termination. On August 19, 2015, an annuity contract was purchased from Massachusetts Mutual Life Insurance Company to provide Plan benefits. Plan assets were converted to cash to fund the purchase. The purchase price of the annuity contract was $51,805. An additional employer contribution of $4,641 was made to the Plan to fund the annuity purchase obligation on August 26, 2015. As a result of the purchase of the annuity, we recognized a pension settlement of $26,470. In addition, plan benefits and benefit administration became the responsibility of the annuity provider. The assumptions used to measure the benefit obligation as of March 31, 2015 reflected this effort.
As a result of the combination with Synergy, we now participate in seven defined benefit pension schemes outside the United States: three in the UK, one in the Netherlands, two in Germany, and one in Switzerland. Preliminary estimated unfunded obligations of $23,507 were recorded as of the November 2, 2015 closing date.
In the United Kingdom, we sponsor schemes which are funded defined benefit arrangements. Each is a separate trustee administered fund holding the pension scheme assets to meet long-term pension liabilities for past and present employees. The

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

level of retirement benefit is principally based on the final pensionable salary prior to leaving active service, and is linked to changes in inflation up to retirement.
Synergy Health plc Retirement Benefits Scheme: The scheme is a defined benefit (final salary) funded pension scheme. Participation in this scheme is only offered to employees transferring their employment from National Health Service Trusts.
Shiloh Group Pension Scheme: The scheme is a defined benefit (final salary) funded pension scheme, which is closed to new members and which ceased accrual of benefits of March 31, 2011.
Vernon-Carus Limited Pension and Assurance Scheme: The scheme is a defined benefit (final salary) funded pension scheme, which is closed to new members and which ceased accrual of benefits as of March 31, 2011.
In previous years, Synergy sponsored a funded defined benefit arrangement in the Netherlands. This was a separate fund holding the pension scheme assets to meet long term pension liabilities for past and present employees. Accrual of benefits ceased under the scheme effective January 1, 2013.
Synergy Radeberg and Synergy Allershausen Schemes: These schemes are defined benefit funded pension schemes, closed to new entrants.
Synergy Daniken Scheme: The scheme is a defined benefit funded pension scheme.
We recognize the funded status of our defined benefit pension and post-retirement benefit plans in our Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The funded status is measured as of March 31 each year and is calculated as the difference between the fair value of plan assets and the benefit obligation (which is the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for post-retirement benefit plans). Accumulated comprehensive income (loss) represents the net unrecognized actuarial losses and unrecognized prior service cost. These amounts will be recognized in net periodic benefit cost as they are amortized. We will recognize future changes to the funded status of these plans in the year the change occurs, through other comprehensive income.

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement medical benefit plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2016 and 2015, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our post-retirement medical benefit plan. The measurement date of our defined benefit pension plans and other post-retirement medical benefit plan is March 31, for both periods presented.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	AMSCO Plan		Other Defined Benefit Pension Plans		Other Postretirement Benefits Plan
	2016	2015	2016	2015	2016	2015
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$56,612	$49,206	$—	$—	$21,278	$21,342
Obligation assumed in Combination	—	—	121,468	—	—	—
Service cost	27	140	961	—	—	—
Interest cost	560	1,887	1,659	—	593	691
Actuarial loss (gain)	(2,365)	9,752	5,399	—	(673)	2,327
Benefits and expenses	(3,029)	(4,373)	(2,346)	—	(2,818)	(3,082)
Employee contributions	—	—	517	—	—	—
Curtailments/settlements	(51,805)	—	(326)	—	—	—
Impact of foreign currency exchange rate changes	—	—	1,610	—	—	—
Benefit Obligations at End of Year	—	56,612	128,942	—	18,380	21,278
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	50,426	48,613	—	—	—	—
Assets assumed in Combination	—	—	99,511	—	—	—
Actual return on plan assets	(279)	6,186	2,989	—	—	—
Employer contributions	4,687	—	2,280	—	(2,818)	3,082
Employee contributions	—	—	517	—	—	—
Benefits and expenses paid	(3,029)	(4,373)	(2,204)	—	2,818	(3,082)
Curtailments/settlements	(51,805)	—	—	—	—	—
Impact of foreign currency exchange rate changes	—	—	1,260	—	—	—
Fair Value of Plan Assets at End of Year	—	50,426	104,353	—	—	—
Funded Status of the Plans	$—	$(6,186)	$(24,589)	$—	$(18,380)	$(21,278)

Amounts recognized in the consolidated balance sheets consist of the following:

	AMSCO Plan		Other Defined Benefit Pension Plans		Other Post-retirement Plan
	2016	2015	2016	2015	2016	2015
Current liabilities	$—	$(6,186)	$—	$—	$(2,463)	$(2,789)
Noncurrent liabilities	—	—	(24,589)	—	(15,917)	(18,489)
	$—	$(6,186)	$(24,589)	$—	$(18,380)	$(21,278)

The pre-tax amount of unrecognized actuarial net loss and unamortized prior service cost included in accumulated other comprehensive (loss) income at March 31, 2016 was $8 and $20, respectively. During fiscal 2017, we will amortize the following pre-tax amounts from accumulated other comprehensive income:

	AMSCO Plan	Other Defined Benefit Pension Plans	Other Post-retirement Benefit Plan

Actuarial loss	$—	$—	$739
Prior Service Cost	—	—	(3,263)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Defined benefit plans with an accumulated benefit obligation and projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2016 and 2015:

	AMSCO Plan		Other Defined Benefit Pension Plans
	2016	2015	2016	2015
Aggregate fair value of plan assets	$—	$50,426	$104,353	$—
Aggregate accumulated benefit obligations	—	56,612	128,942	—
Aggregate projected benefit obligations	—	56,612	128,942	—

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement medical benefit plan were as follows:

	AMSCO Plan			Other Defined Benefit Pension Plans			Other Post-retirement Plan
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$27	$140	$160	$961	$—	$—	$—	$—	$—
Interest cost	560	1,887	1,799	1,659	—	—	593	691	683
Expected return on plan assets	(1,008)	(3,139)	(3,442)	(1,324)	—	—	—	—	—
Prior service cost recognition	—	—	—	(142)	—	—	(3,263)	(3,263)	(3,263)
Net amortization and deferral	602	1,106	1,458	—	—	—	828	721	891
Curtailments/settlements	26,470	—	—	(326)	—	—	—	—	—
Net periodic benefit cost	$26,651	$(6)	$(25)	$828	$—	$—	$(1,842)	$(1,851)	$(1,689)
Recognized in other comprehensive loss (income) before tax:
Net loss (gain) occurring during year	$—	$6,706	$(4,814)	$(3,733)	$—	$—	$673	$2,327	$(654)
Amortization of prior service credit	—	—	—	—	—	—	3,263	3,263	3,263
Amortization of net loss	(602)	(1,106)	(1,458)	—	—	—	(721)	(721)	(891)
Total recognized in other comprehensive loss (income)	(602)	5,600	(6,272)	(3,733)	—	—	3,215	4,869	1,718
Total recognized in total benefits cost and other comprehensive loss (income)	$26,049	$5,594	$(6,297)	$(2,905)	$—	$—	$1,373	$3,018	$29

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table presents significant assumptions used to determine the projected benefit obligations at March 31:

	2016	2015
Discount Rate:
AMSCO Plan	n/a	2.46%
Other defined benefit pension plans
Shiloh Group Pension Scheme	3.50%	n/a
Synergy Health PLC Retirement Benefits Scheme	3.50%	n/a
Vernon Carus Limited Pension and Assurance Scheme	3.50%	n/a
Isotron BV Pension Plan	1.60%	n/a
Synergy Health Daniken AG	0.40%	n/a
Synergy Health Radeberg	1.60%	n/a
Synergy Health Allershausen	1.60%	n/a
Other post-retirement plan	3.25%	3.00%

The following table presents significant assumptions used to determine the net periodic benefit costs for the years ended March 31:

	2016	2015	2014
Discount Rate:
AMSCO Plan	n/a	4.00%	3.50%
Other defined benefit pension plans
Shiloh Group Pension Scheme	3.80%	n/a	n/a
Synergy Health PLC Retirement Benefits Scheme	3.80%	n/a	n/a
Vernon Carus Limited Pension and Assurance Scheme	3.80%	n/a	n/a
Isotron BV Pension Plan	2.10%	n/a	n/a
Synergy Health Daniken AG	0.40%	n/a	n/a
Synergy Health Radeberg	1.60%	n/a	n/a
Synergy Health Allershausen	1.60%	n/a	n/a
Other post-retirement plan	3.25%	3.00%	3.50%
Expected Return on Plan Assets:
AMSCO Plan	n/a	6.75%	7.75%
Other defined benefit pension plans
Shiloh Group Pension Scheme	5.14%	n/a	n/a
Synergy Health PLC Retirement Benefits Scheme	6.17%	n/a	n/a
Vernon Carus Limited Pension and Assurance Scheme	4.77%	n/a	n/a
Isotron BV Pension Plan	2.10%	n/a	n/a
Synergy Health Daniken AG	1.40%	n/a	n/a

The net periodic benefit cost and the actuarial present value of projected benefit obligations are based upon assumptions that we review on an annual basis. These assumptions may be revised annually based upon an evaluation of long-term trends, as well as market conditions that may have an impact on the cost of providing benefits.
We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios and the long-term asset class return expectations.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

We develop our discount rate assumptions by evaluating input from third-party professional advisors, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected obligations.
We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five-year period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rate noted below.

	2016	2015	2014
Healthcare cost trend rate – medical	7.0%	7.0%	7.0%
Healthcare cost trend rate – prescription drug	7.0%	7.0%	7.0%
Long-term healthcare cost trend rate	4.5%	4.5%	4.5%

To determine the healthcare cost trend rates, we evaluate a combination of information, including ongoing claims cost monitoring, annual statistical analyses of claims data, reconciliation of forecasted claims against actual claims, review of trend assumptions of other plan sponsors and national health trends, and adjustments for plan design changes, workforce changes, and changes in plan participant behavior.
A one-percentage-point change in assumed healthcare cost trend rates (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2016:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on other post-retirement benefit obligation	44	(42)

Plan Assets. The investment policies for our plans are generally established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At March 31, 2016, the targeted allocation for the plans were approximately 60% equity investments, 30% fixed income investments, and 10% other investments.

Financial instruments included in pension plan assets are categorized into three tiers. These tiers include a fair value hierarchy of three levels, based on the degree of subjectivity inherent in the valuation methodology as follows:
Level 1 - Quoted prices for identical assets in active markets.
Level 2 - Quoted prices for similar assets in active markets with inputs that are observable, either directly or indirectly.
Level 3 - Unobservable prices or inputs in which little or no market data exists.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The fair value of our pension benefits plan assets at March 31, 2016 and 2015 by asset category is as follows:

	Fair Value Measurements at March 31, 2016
	Other Defined Benefit Pension Plans
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities (1)	$7,221	$7,221	$—	$—
Equity Securities
Collective Investment Funds	50,125	—	50,125	—
Debt Securities
Collective Investment Funds	26,152	—	26,152	—
Other Investments	—	—	—	—
Real Estate Collective Investment Fund	5,384	—	5,384	—
Other	15,471	—	11,279	4,192
Total Plan Assets	$104,353	$7,221	$92,940	$4,192

	Fair Value Measurements at March 31, 2015
	AMSCO Plan
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and Short Term Securities (1)	$5,538	$337	$5,201	$—
Equity Securities
Mutual Funds	7,271	7,271	—	—
Debt Securities
Mutual Funds	37,617	37,617	—	—
Total Plan Assets	$50,426	$45,225	$5,201	$—

(1) Money market fund holdings are classified as level two as active market quoted prices are not available.

Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. In addition, we have agreed with the trustees of the UK defined benefit plans to aim to eliminate the deficit over the next approximately 6 years. As a result, we expect to make annual contributions of approximately $3,719 beginning in fiscal 2017.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2016, the following benefit payments are expected to be made to plan participants:

	Other Defined Benefit Pension Plans	Other Post-Retirement Benefit Plan
2017	$3,567	$2,463
2018	3,942	2,207
2019	4,571	1,911
2020	3,976	1,709
2021	4,230	1,567
2022-2027	26,758	6,011

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. Benefits are subject to a per capita per month cost cap and any costs above the cap become the responsibility of the retiree. The subsidy is applied to reduce the retiree responsibility. As a result, the expected future subsidy no longer reduces our accumulated post-retirement benefit obligation and net periodic benefit cost. We collected subsidies totaling approximately $284 and $457, during fiscal 2016 and fiscal 2015, respectively, which reduced the retiree responsibility for costs in excess of the caps established in the post-retirement benefit plan.
Defined Contribution Plans. We maintain a 401(k) defined contribution plan for eligible United States employees, a 401(k)defined contribution plan for eligible Puerto Rico employees and a similar savings plan for Canadian employees. We provide a match on a specified portion of an employee’s contribution. The United States plan assets are held in trust and invested as directed by the plan participants. The Canadian plan assets are held by insurance companies. The aggregate fair value of plan assets was $473,218 at March 31, 2016. At March 31, 2016, the U.S. plan held 681,468 STERIS ordinary shares with a fair value of $48,418. We paid dividends of $669, $606, and $622 to the plan and participants on STERIS shares held by the plan for the years ended March 31, 2016, 2015, and 2014, respectively. We contributed $13,354, $10,895, and $9,956, to the defined contribution plans for the years ended March 31, 2016, 2015, and 2014, respectively.
We also maintain a domestic non-qualified deferred compensation plan covering certain employees, which formerly allowed for the deferral of compensation for an employee-specified term or until retirement or termination. There have been no Employee contributions made to this plan since fiscal 2012. The Plan was amended in fiscal 2012 to disallow deferrals of salary payable in 2012 and subsequent calendar years and of commissions and other incentive compensation payable in respect of the 2013 and subsequent fiscal years. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in “Accrued expenses and other.” The aggregate value of the assets was $1,696 and $3,650 at March 31, 2016 and March 31, 2015, respectively. Realized gains and losses on these investments are recorded in “Interest and miscellaneous income” within “Non-operating expenses” on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in other comprehensive income on our accompanying balance sheets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

11. COMMITMENTS AND CONTINGENCIES
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
On December 19, 2014, a purported shareholder of Old STERIS filed a Verified Stockholder Derivative Complaint in the Court of Common Pleas, Cuyahoga County, Ohio (the "Court"), against the members of Old STERIS’s board of directors and certain officers of Old STERIS, challenging the excise tax make-whole payments approved by Old STERIS’s board in connection with the Combination. Old STERIS was named as a nominal defendant in the action. The case is captioned St. Lucie County Fire District Firefighters’ Pension Trust Fund v. Rosebrough, Jr., et al., Case No. CV 14 837749 (the "Action"). On September 28, 2015, the defendants reached an agreement in principle with plaintiff, regarding a settlement of the Action, and that agreement is reflected in a memorandum of understanding. In connection with the contemplated settlement, Old STERIS agreed to make certain additional disclosures related to the make-whole payments, which disclosures were reported on Old STERIS's Form 8-K dated September 28, 2015, and also agreed not to grant any new stock compensation subject to
Section 4985 of the Internal Revenue Code to any of the individual defendants in the Action until six months following the closing date of the Combination. The parties have subsequently entered into and executed a stipulation of settlement, on a combined class and derivative basis, including agreement on a maximum fee/expense award to plaintiff's counsel. The stipulation of settlement, which is subject to customary conditions including approval of the Court following notice and hearing, has been filed with the Court along with a request for preliminary approval and the setting of a hearing date. The Court has not yet acted on the request. There can be no assurance that the Court will approve the proposed settlement and the settlement agreement may be terminated if Court approval is not obtained.
On July 8, 2015, the United States District Court for the Northern District of Ohio issued an Order terminating the April 20, 2010 consent decree entered into by two Company employees and the United States. The consent decree related to U.S. Food and Drug Administration (FDA) allegations regarding the Company's now discontinued SYSTEM 1® liquid chemical sterilization system. As a result of the termination of the consent decree, the Company is no longer subject to any court order related to its FDA regulatory compliance.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

For additional information regarding these matters, see the following portions of this Annual Report on Form 10-K: “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factor” titled “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters, including the Consent Decree” and the "Risk Factor” titled “Compliance with the Consent Decree may be more costly and burdensome than anticipated.”
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statutes of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in note 9 to our consolidated financial statements titled, “Income Taxes” in this Annual Report on Form 10-K.
Additional information regarding our contingencies is included in Item 7 of Part II titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations under "Contingencies".
As of March 31, 2016 and 2015, our commercial commitments totaled $56,649 and $40,008, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $7,050 and $5,961 of the March 31, 2016 and 2015 totals relate to letters of credit required as security under our self-insured risk retention policies.
As of March 31, 2016 and 2015, we had minimum purchase commitments with suppliers for raw material purchases totaling $40,715 and $35,405, respectively. As of March 31, 2016, we also had commitments of $15,041 for long term construction contracts.

12. BUSINESS SEGMENT INFORMATION
As a result of the Combination with Synergy, we have reassessed the organization of our business. We have concluded that we operate and will report in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The accounting policies for reportable segments are the same as those for the consolidated Company. For the year ended March 31, 2016, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues.

Years Ended March 31,	2016	2015	2014
Revenues:
Healthcare Products	$1,207,158	$1,143,336	$1,092,584
Healthcare Specialty Services	422,860	248,538	87,467
Life Sciences	295,970	250,845	246,122
Applied Sterilization Technologies	310,120	205,675	194,183
Total reportable segments	2,236,108	1,848,394	1,620,356
Corporate and other	2,656	1,869	1,896
Total revenues	$2,238,764	$1,850,263	$1,622,252
Segment operating income (loss):
Healthcare Products	181,295	166,515	147,455
Healthcare Specialty Services	24,165	16,629	2,387
Life Sciences	85,466	56,072	50,772
Applied Sterilization Technologies	99,224	59,458	57,598
Total reportable segments	390,150	298,674	258,212
Corporate and other	(11,488)	(7,542)	(8,142)
Total segment operating income	$378,662	$291,132	$250,070
Less: Adjustments
Amortization of inventory and property "step up" to fair value (1)	$9,907	$1,330	$620
Amortization and impairment of acquired intangible assets (1)	47,704	28,317	17,013
Acquisition related transaction and integration costs (2)	82,891	32,762	3,585
Loss (gain) on fair value adjustment of acquisition related contingent consideration	(736)	2,271	697
Settlement of pension obligation (3)	26,470	—	—
Restructuring charges (4)	(501)	(759)	21,348
Total operating income	$212,927	$227,211	$206,807
(1) For more information regarding our recent acquisitions see Note 3 titled, "Business Acquisitions".
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) See Note 10 titled, "Benefit Plans" for more information related to the settlement of the pension obligation.
(4) See Note 2 titled, "Restructuring" for more information related to restructuring.

For the year ended March 31, 2016, pre-tax restructuring expenses of $365, $(876), $33, and $(23) are included in the operating results of the Healthcare Products, Healthcare Specialty Services, Life Sciences and Applied Sterilization Technologies segments, respectively. For the years ended March 31, 2015, pre-tax restructuring expenses of $(715), $(156), $161, and $(49) are included in the operating results of the Healthcare Products, Healthcare Specialty Services, Life Sciences and Applied Sterilization Technologies segments, respectively. For the year ended March 31, 2014, pre-tax restructuring expenses of $17,929, $1,435, $635, and $1,349 are included in the operating results of the Healthcare Products, Healthcare Specialty Services, Life Sciences and Applied Sterilization segments.
Assets include the current and long-lived assets directly attributable to the segment based on the management of the location or on utilization. Certain corporate assets were allocated to the reportable segments based on revenues. Assets attributed to sales and distribution locations are only allocated to the Healthcare Products and Life Sciences segments. Corporate and other includes assets directly attributable to the Defense and Industrial business unit, as well as certain unallocated amounts related to being a publicly traded company. Total assets associated with the Healthcare Products segment have increased substantially during fiscal 2016, as a result of several business acquisitions as described in note 3 to our consolidated financial statements titled, "Business Acquisitions".

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Individual facilities, equipment, and intellectual properties are utilized for production by both the Healthcare Products and Life Sciences segments at varying levels over time. As a result, an allocation of total assets, capital expenditures, and depreciation and amortization is not meaningful to the individual performance of the Healthcare Products and Life Sciences segments. Therefore, their respective amounts are reported together.

March 31,	2016	2015
Assets:
Healthcare Products and Life Sciences	$1,682,457	$1,261,940
Healthcare Specialty Services	759,012	396,579
Applied Sterilization Technologies	1,494,638	436,638
Total reportable segments	3,936,107	2,095,157
Corporate and other	2,117	2,134
Synergy related goodwill not yet allocated (1)	1,408,192	—
Total assets	$5,346,416	$2,097,291
(1) Amount is still preliminary as of March 31, 2016, as valuations have not been finalized. Goodwill will be allocated to the Healthcare Products, Healthcare Specialty Services and Applied Sterilization Technologies business segments.

Years Ended March 31,	2016	2015	2014
Capital Expenditures:
Healthcare Products and Life Sciences	$34,567	$34,174	$46,792
Healthcare Specialty Services	31,309	2,777	251
Applied Sterilization Technologies	60,517	48,286	39,310
Total Reportable Segments	126,393	85,237	86,353
Corporate and other	14	18	14
Total Capital Expenditures	$126,407	$85,255	$86,367
Depreciation, Depletion, and Amortization:
Healthcare Products and Life Sciences	$49,063	$41,201	$41,035
Healthcare Specialty Services	36,130	19,934	5,260
Applied Sterilization Technologies	58,468	30,369	29,319
Total Reportable Segments	143,661	91,504	75,614
Corporate and other	79	37	35
Total Depreciation, Depletion, and Amortization	$143,740	$91,541	$75,649

Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant and equipment, net are those assets that are identified within the operations in each geographic area.

Years Ended March 31,	2016	2015	2014
Revenues:
United Kingdom	$144,577	$51,889	$27,677
United States	1,662,050	1,449,223	1,244,730
Other foreign locations	432,137	349,151	349,845
Total Revenues	$2,238,764	$1,850,263	$1,622,252

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

March 31,	2016	2015
Property, Plant, and Equipment, Net
United Kingdom	$121,853	$12,816
United States	505,169	441,278
Other foreign locations	437,297	38,959
Property, Plant, and Equipment, Net	$1,064,319	$493,053

13. SHARES AND PREFERRED SHARES
Common and Ordinary Shares
In connection with the Combination, each Old STERIS common shareholder received one ordinary share, par value 10 pence, of the Company for each Old STERIS common share held, and each Synergy ordinary shareholder received 0.4308 ordinary shares, par value 10 pence, of the Company and 439 pence in cash, for each Synergy ordinary share held.
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method. The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Years Ended March 31,
	2016	2015	2014
Denominator (shares in thousands):
Weighted average shares outstanding—basic	70,698	59,413	58,966
Dilutive effect of share equivalents	486	632	779
Weighted average shares outstanding and share equivalents—diluted	71,184	60,045	59,745

Options to purchase the following number of common shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the common shares during the periods, so including these options would be anti-dilutive:

	Years Ended March 31,
	2016	2015	2014
(shares in thousands)
Number of common share options	263	342	327

Preferred Shares
Pursuant to an engagement letter dated October 23, 2015, we issued 100,000 preferred shares, par value of £0.10 ($0.15) each, for an aggregate consideration of approximately $15, in satisfaction of debt owed to a service provider. The holders of the preferred shares are entitled to a fixed cumulative preferential annual dividend of 5 percent on the amount paid periodically on the preferred shares respectively held by them. On a return of capital of the Company whether on liquidation or otherwise, the holders of the preferred shares shall be entitled to receive out of the assets of the Company available for distribution to its shareholders the sum of £0.10 ($0.15) per preferred share plus any accrued but unpaid dividend, but will not be entitled to any further participation in the assets of the Company. The holders of the preferred shares will have no right to attend, speak or vote, whether in person or by proxy, at any general meeting of the Company or any meeting of a class of members of the Company in respect of the preferred shares and will not be entitled to receive any notice of meetings.

14. REPURCHASES OF ORDINARY SHARES
Prior to the Combination, the Company’s Board of Directors provided authorization to repurchase up to $300,000 of STERIS common shares. Under this authorization, we were able to purchase shares from time to time through open market purchases, including transactions pursuant to Rule 10b5-1 plans, or privately negotiated transactions. The authorization was no longer applicable after the Combination with Synergy.
We did not make any purchases during fiscal years 2016 or 2015 under the prior stock repurchase authorization. During fiscal 2014, we paid an aggregate amount of $24,691 for the repurchase of 565,887 of our common shares, representing an average price of $43.63 per common share.
We obtained 267,696 of our common shares during fiscal 2016 in the aggregate amount of $14,369 in connection with stock based compensation award programs. We obtained 541,700 of our common shares during fiscal 2015 in the aggregate amount of $30,687 in connection with these programs. We obtained 58,529 of our common shares during fiscal 2014 in the aggregate amount of $778 in connection with these programs.

15. SHARE-BASED COMPENSATION
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
Stock options provide the right to purchase our common shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us (subject to an extended exercise period in some cases for optionees who are age 55 and have at least five years of service). Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of March 31, 2016, 2,197,046 shares remained available for grant under the long-term incentive plan.
The fair value of share-based stock option compensation awards was estimated at their grant date using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The expense is classified as cost of goods sold or selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.

The following weighted-average assumptions were used for options granted during fiscal 2016, fiscal 2015 and fiscal 2014:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Risk-free interest rate	1.51%	1.89%	0.95%
Expected life of options	5.7 years	5.8 years	5.7 years
Expected dividend yield of stock	1.40%	1.87%	2.22%
Expected volatility of stock	25.06%	29.86%	31.22%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 1.55%, 1.46% and 1.44% was applied in fiscal 2016, 2015 and 2014, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2015	1,759,890	$37.03
Granted	366,700	66.88
Exercised	(356,596)	31.93
Forfeited	(39,977)	54.58
Canceled	(500)	24.45
Outstanding at March 31, 2016	1,729,517	$44.01	6.3 years	$46,772
Exercisable at March 31, 2016	978,916	$34.49	4.7 years	$35,787

We estimate that 742,059 of the non-vested stock options outstanding at March 31, 2016 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $71.05 closing price of our common shares on March 31, 2016 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the years ended March 31, 2016, 2015 and 2014 was $13,000, $31,555 and $10,253, respectively. Net cash proceeds from the exercise of stock options were $11,240, $28,274 and $14,160 for the years ended March 31, 2016, 2015 and 2014, respectively. The tax benefit from stock option exercises was $6,281, $11,526 and $2,841 for the years ended March 31, 2016, 2015 and 2014, respectively.
The weighted average grant date fair value of stock option grants was $14.66, $13.41 and $10.59 for the years ended March 31, 2016, 2015 and 2014, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of March 31, 2016 and 2015 was $2,165 and $2,294, respectively. The fair value of outstanding SARS is revalued at each reporting date and the related liability and expense are adjusted appropriately.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2015	851,173	32,800	$42.98
Granted	293,086	22,405	68.47
Vested	(218,455)	(12,071)	39.88
Canceled	(52,832)	(1,493)	52.71
Non-vested at March 31, 2016	872,972	41,641	$51.98

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during fiscal 2016 was $8,464.
Restricted share units carry generally the same terms and vesting requirements as restricted stock except that they may be settled in stock or cash upon vesting. Those that are settled in cash are classified as liabilities. The fair value of outstanding cash-settled restricted share units as of March 31, 2015 was $334, respectively. The fair value of each cash-settled restricted share unit is revalued at each reporting date and the related liability and expense are adjusted appropriately.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

As of March 31, 2016, there was a total of $33,196 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.20 years.

16. FINANCIAL AND OTHER GUARANTEES
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
Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2016	2015	2014
Balance, Beginning of Year	$5,579	$7,765	$12,734
Warranties issued during the period	11,194	7,604	3,538
Settlements made during the period	(10,864)	(9,790)	(8,507)
Balance, End of Year	$5,909	$5,579	$7,765

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $33,416, $30,720 and $31,079 as of March 31, 2016, 2015 and 2014, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

17. DERIVATIVES AND HEDGING
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At March 31, 2016, we held foreign currency forward contracts to buy 65 million Mexican pesos and 4 million Canadian dollars. At March 31, 2016, we held commodity swap contracts to buy 644.1 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Prepaid & Other	$145	$12	$—	$—
Accrued expenses and other	$—	$—	$122	$616

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Location of (loss) gain recognized in income	Amount of (loss) gain recognized in income
		Years Ended March 31,
		2016	2015	2014
Foreign currency forward contracts	Selling, general and administrative	$(683)	$(1,457)	$(1,175)
Commodity swap contracts	Cost of revenues	$(461)	$(373)	$(57)

Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of non-functional currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $124,716 at March 31, 2016. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

18. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at March 31, 2016 and March 31, 2015:

			Fair Value Measurements at March 31, 2016 and March 31, 2015 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	2016	2015	2016	2015	2016	2015	2016	2015
Assets:
Cash and cash equivalents (1)	$248,841	$167,689	$225,090	$148,944	$23,751	$18,745	$—	$—
Forward and swap contracts (2)	145	12	—	—	145	12	—	—
Investments (3)	6,192	8,332	6,192	8,332	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$122	$616	$—	$—	$122	$616	$—	$—
Deferred compensation plans (3)	1,765	3,757	1,765	3,757	—	—	—	—
Long term debt (4)	1,567,796	621,075	—	—	1,592,184	641,131	—	—
Contingent consideration obligations (5)	5,886	2,500	—	—	—	—	5,886	2,500

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

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
(4) We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.
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
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at March 31, 2016 are summarized as follows:

Contingent Consideration
Balance at March 31, 2014	$9,887
Additions	1,586
Settlements	(8,320)
Foreign currency translation adjustments (1)	(653)
Balance at March 31, 2015	$2,500
Liabilities assumed as a result of combination with Synergy	1,561
Additions (2)	2,730
Payments	(858)
Foreign currency translation adjustments (1)	(47)
Balance at March 31, 2016	$5,886
(1) Reported in other comprehensive income (loss).
(2) During the third fiscal quarter of 2016 we reduced our contingent consideration related to our acquisition of Black Diamond Video, Inc., as a result of our final valuation. The adjustment was a measurement period adjustment to goodwill and had no impact to the Consolidated Statements of Income. Refer to note 3, titled "Business Acquisitions" for more information.

Information regarding our investments is as follows:

			Investments at March 31, 2016 and March 31, 2015
	Cost		Unrealized Gains (1)		Unrealized Losses (1)		Fair Value

	2016	2015	2016	2015	2016	2015	2016	2015
Available-for-sale securities:
Marketable equity securities (1) (2)	$4,681	$4,681	$—	$—	$(185)	$—	$4,496	$4,681
Mutual funds	1,289	2,677	407	974	—	—	1,696	3,651
Total available-for-sale securities	$5,970	$7,358	$407	$974	$(185)	$—	$6,192	$8,332
(1) Our marketable equity securities have been in an unrealized loss position for less than 12 months.
(2) Amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) shown in our Consolidated Statements of Shareholders' Equity consists of the following:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Year Ended March 31,
	2016	2015	2014
Cumulative foreign currency translation adjustment	$(72,594)	$(58,848)	$6,348
Amortization of pension and postretirement benefit plans costs, net of taxes	5,108	(8,889)	(2,428)
Unrealized (loss) gain on available for sale securities	(673)	1,068	561
Total	$(68,159)	$(66,669)	$4,481

20. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the years ended March 31, 2016 and March 31, 2015 were as follows:
Details of amounts reclassified from Accumulated Other Comprehensive Income (Loss) are as follows:

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Foreign Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	2016	2015	2016	2015	2016	2015	2016	2015
Beginning Balance	$1,068	$561	$(8,889)	$(2,428)	$(58,848)	$6,348	$(66,669)	$4,481
Other Comprehensive Income (Loss) before reclassifications	(2,278)	391	(1,371)	(4,585)	(13,746)	(65,196)	(17,395)	(69,390)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	537	116	15,368	(1,876)	—	—	15,905	(1,760)
Net current-period Other Comprehensive Income (Loss)	(1,741)	507	13,997	(6,461)	(13,746)	(65,196)	(1,490)	(71,150)
Balance March 31, 2016	$(673)	$1,068	$5,108	$(8,889)	$(72,594)	$(58,848)	$(68,159)	$(66,669)

(1) Realized gain (loss) on available for sale securities is reported in the interest income and miscellaneous expense line of the Consolidated Statements of Income.
(2) Amortization (gain) of defined benefit pension items is reported in the selling, general and administrative expense line of the Consolidated Statements of Income.
(3) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

21. RELATED PARTY TRANSACTIONS

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Pursuant to the terms of the Combination, Dr. Steeves received STERIS plc shares and cash proceeds on November 6, 2015 in exchange for his Synergy equity holdings. The amount of the cash proceeds was £1.25 million, which was retained by Synergy and applied to his obligation, thereby reducing it to £1.86 million. Synergy remitted the £3.1 million of income taxes and U.K. National Insurance contributions to the appropriate United Kingdom agencies on November 20, 2015. Dr. Steeves remitted the balance of £1.86 million to Synergy on January 27, 2016 in satisfaction of his obligation to reimburse Synergy for the sums remitted by Synergy on his behalf. The arrangement between Dr. Steeves and Synergy effectively created a receivable that, under U.S. GAAP, was considered a loan. Loans by a public company to its executive officers and directors are prohibited under the Sarbanes-Oxley Act of 2002 and are also prohibited by the Company’s corporate governance policies and procedures. STERIS Corporation was not aware at the time of the closing of the Combination that Synergy had agreed to defer to a later date Dr. Steeves's obligation to reimburse the income taxes and U.K. National Insurance contributions and the option exercise price. Senior management learned of the arrangement when it was identified in the Company’s third quarter internal controls processes.
As a result of these transactions, Prepaid expenses and other current assets in the Company’s consolidated balance sheet as of the November 2, 2015 acquisition date, included the amount outstanding from Dr. Steeves, as well as a further amount due from another Synergy employee who also elected to exercise and hold Synergy shares immediately prior to the completion of the Combination. The other employee is neither an executive officer nor director of the Company. This additional amount was $368, which resulted in total receivables for both option exercises of $5,152 at the November 2, 2015 acquisition date. The balances were remitted to Synergy in January 2016 and as a result of the repayments, no such amounts remain outstanding.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

22. QUARTERLY RESULTS (UNAUDITED)

Quarters Ended	March 31,	December 31,	September 30,	June 30,
Fiscal 2016
Revenues:
Product	$318,438	$305,156	$274,145	$232,307
Service	371,839	313,532	215,752	207,595
Total Revenues	690,277	618,688	489,897	439,902
Cost of Revenues:
Product	174,642	165,575	148,088	129,856
Service	251,746	214,932	132,488	125,956
Total Cost of Revenues	426,388	380,507	280,576	255,812
Gross Profit	263,889	238,181	209,321	184,090
Percentage of Revenues	38.2%	38.5%	42.7%	41.8%
Restructuring Expenses	156	(194)	(56)	(726)
Net Income Attributable to Shareholders	$57,740	$20,045	$8,687	$24,291
Basic Income Per Ordinary Share Attributable to Shareholders:
Net income	$0.67	$0.26	$0.15	$0.41
Diluted Income Per Ordinary Share Attributable to Shareholders:
Net income	$0.67	$0.26	$0.14	$0.40

Fiscal 2015
Revenues:
Product	$293,235	$267,285	$256,845	$230,440
Service	208,412	205,959	205,884	182,203
Total Revenues	501,647	473,244	462,729	412,643
Cost of Revenues:
Product	161,080	150,164	142,991	129,975
Service	127,507	125,924	125,746	112,575
Total Cost of Revenues	288,587	276,088	268,737	242,550
Gross Profit	213,060	197,156	193,992	170,093
Percentage of Revenues	42.5%	41.7%	41.9%	41.2%
Restructuring Expenses	(381)	(1,109)	1,271	(172)
Net Income Attributable to Shareholders	$41,399	$38,124	$31,004	$24,537
Basic Income Per Ordinary Share Attributable to Shareholders:
Net income	$0.69	$0.64	$0.52	$0.41
Diluted Income Per Ordinary Share Attributable to Shareholders:
Net income	$0.69	$0.63	$0.52	$0.41

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
(in thousands)
Year ended March 31, 2016
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$9,415	$3,362		$(100)	(3)	$(1,492)	(4)	$11,185
Inventory valuation reserve	17,597	1,146	(2)	(36)	(3)	—		18,707
Deferred tax asset valuation allowance	14,380	2,151		4,439	(3)	(4,535)		16,435
Recorded within liabilities:
Casualty loss reserves	$18,078	$4,141		$1,187		$(3,184)		$20,222
Accrued SYSTEM 1 Rebate Program and class action settlement	16	—		—		(16)		—
Year ended March 31, 2015
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$10,922	$1,415		$217	(3)	$(3,139)	(4)	$9,415
Inventory valuation reserve	15,986	77	(2)	1,534	(3)	—		17,597
Deferred tax asset valuation allowance	12,541	4,028		(1,867)	(3)	(322)		14,380
Recorded within liabilities:
Casualty loss reserves	$14,444	$3,600		$2,112		$(2,078)		$18,078
Accrued SYSTEM 1 Rebate Program and class action settlement	8	18		—		(10)		16
Year ended March 31, 2014
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$10,043	$3,266		$(37)	(3)	$(2,350)	(4)	$10,922
Inventory valuation reserve	11,985	3,944	(2)	57	(3)	—		15,986
Deferred tax asset valuation allowance	12,428	508		227	(3)	(622)		12,541
Recorded within liabilities:
Casualty loss reserves	$14,100	$4,000		$(68)		$(3,588)		$14,444
Accrued SYSTEM 1 Rebate Program and class action settlement	253	—		—		(245)		8

(1)	Net allowance for doubtful accounts and allowance for sales and returns.

(2)	Provision for excess and obsolete inventory, net of inventory written off.

(3)	Change in foreign currency exchange rates and acquired reserves.

(4)	Uncollectible accounts written off, net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, including the Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the PEO and PFO have determined that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROLS
We continue to implement standards and procedures at Synergy, including upgrading and establishing controls over accounting systems and adding consultants who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal controls over financial reporting at Synergy. These changes to the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred in the fiscal 2016 interim periods subsequent to the Combination may materially affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2016 based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation of internal control over financial reporting did not include the internal controls of entities that were acquired during fiscal 2016. Total assets of the acquired businesses (inclusive of acquired intangible assets and goodwill) represented approximately 60 percent of our consolidated assets as of March 31, 2016 and approximately 14 percent of our consolidated net revenues for the year ended March 31, 2016. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2016.
The independent registered public accounting firm that audited the financial statements has issued an attestation report on internal control over financial reporting. The report is below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
STERIS plc

We have audited STERIS plc and subsidiaries’ internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). STERIS plc and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on STERIS plc and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of entities that were acquired during the year ended March 31, 2016, which are included in the fiscal 2016 consolidated financial statements of STERIS plc and subsidiaries and constituted approximately 60% of total assets as of March 31, 2016 and approximately 14% of total revenues for the year then ended. Our audit of internal control over financial reporting of STERIS plc and subsidiaries also did not include an evaluation of the internal control over financial reporting of entities that were acquired during the year ended March 31, 2016.

In our opinion, STERIS plc and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STERIS plc and subsidiaries as of March 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2016 of STERIS plc and subsidiaries, and our report dated May 31, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
May 31, 2016

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This Annual Report on Form 10-K incorporates by reference the information appearing under the caption "Nominees for Election as Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Board Meetings and Committees" and "Shareholder Nominations of Directors and Nominee Criteria" of our definitive proxy statement to be filed with the SEC in connection with our 2016 Annual Meeting of Shareholders (the "Proxy Statement").
Our executive officers serve for a term of one year from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation, or removal. Information concerning our executive officers is contained in Item 1 of Part 1 of this Annual Report. We have adopted a code of ethics, our Code of Business Conduct for Employees, that applies to our CEO and CFO and Principal Accounting Officer as well as all our other employees. We have also adopted a code of ethics, our Director Code of Ethics, which applies to the members of the Company's Board of Directors, including our CEO. Our Code of Business Conduct for Employees and the Director Code of Ethics can be found on our Investor Relations website at www.steris-ir.com. Any amendments or waivers of either of these codes will be made available on this website.

ITEM 11.	EXECUTIVE COMPENSATION
This Annual Report on Form 10-K incorporates by reference the information appearing beginning under the captions "Executive Compensation," "Non-Employee Director Compensation" and "Miscellaneous Matters" of the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This Annual Report on Form 10-K incorporates by reference the information appearing under the captions "Ownership of Voting Securities" of the Proxy Statement.
The table below presents information concerning all equity compensation plans and individual equity compensation arrangements in effect as of our fiscal year ended March 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,729,517	44.01	2,197,046
Equity compensation plans not approved by security holders	—	—	—
Total	1,729,517	44.01	2,197,046

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PERSON TRANSACTIONS
This Annual Report on Form 10-K incorporates by reference the information beginning under the captions "Governance Generally", " Board Meeting and Committees" and "Miscellaneous Matters" of the Proxy Statement. For additional information regarding related party transactions refer to Note 21 of our Consolidated Financial Statements titled, "Related Party Transactions".

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

This Annual Report on Form 10-K incorporates by reference the information relating to principal accountant fees and services appearing under the caption "Independent Registered Public Accounting Firm" of the Proxy Statement.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) The following consolidated financial statements of STERIS plc and subsidiaries are included in Item 8:
Consolidated Balance Sheets – March 31, 2016 and 2015.
Consolidated Statements of Income – Years ended March 31, 2016, 2015, and 2014.
Consolidated Statements of Comprehensive Income –Years ended March 31, 2016, 2015, and 2014.
Consolidated Statements of Cash Flows – Years ended March 31, 2016, 2015, and 2014.
Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2016, 2015, and 2014.
Notes to Consolidated Financial Statements.
(a) (2) The following consolidated financial statement schedule of STERIS plc and subsidiaries is included in Item 8:
Schedule II - Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(a) (3) Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of STERIS plc (filed as Exhibit 3.1 to STERIS plc Form 8-K filed November 6, 2015 (Commission File No. 1-37614) and incorporated herein by reference).

3.2	Articles of Association of STERIS plc (filed as Exhibit 3.2 to STERIS plc Form 8-K filed November 6, 2015 (Commission File No. 1-37614) and incorporated herein by reference).

4.1	Specimen Form of Stock Certificate.

10.1
STERIS plc 2006 Long-Term Equity Incentive Plan, Assumed as Amended and Restated Effective November 2, 2015 (filed as Exhibit 4.2 to STERIS plc Registration Statement (Reg. No. 333-207721) on Form S-8 filed November 2, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.2
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.3
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.4
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.5
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.6
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.7
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees~~.~~ (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).*

10.8
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference.*

10.9
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.10
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.27 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.11
STERIS Corporation Form of Restricted Stock Agreement for Employees.(filed as Exhibit 10.28 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.12
Amendment to STERIS Corporation Nonqualified Stock Option Agreement (filed as Exhibit 10.11 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.13
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.12 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.14
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.12 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.15
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.14 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.16
STERIS Corporation Form of Career Restricted Stock Unit Agreement for Nonemployee Directors (filed as Exhibit 10.33 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.17
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.34 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.18
STERIS plc Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.19
STERIS plc Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.20	STERIS plc Form of Nonqualified Stock Option Agreement for Nonemployee Directors.*

10.21	STERIS plc Form of Career Restricted Stock Agreement for Nonemployee Directors.*

10.22
Description of STERIS Corporation Non-Employee Director Compensation Program (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2015 (Commission File No. 1-14643), and incorporated herein by reference).*

10.23
Description of Compensation Payable to Former Directors of Synergy Health plc who became Directors of STERIS plc (filed as Exhibit 10.8 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.24	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.25
STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.26
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.27
Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) dated November 4, 2011 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.28
STERIS Corporation Management Incentive Compensation Plan, as Amended (filed as Exhibit 10.6 to Form 10-Q for the fiscal quarter ended June 30, 2014 (Commission File No. 1-14643), and incorporated herein by reference).*

10.29
STERIS Corporation Senior Executive Management Incentive Compensation Plan, as Amended and Restated Effective April 1, 2015 (filed as Appendix A to Schedule 14A (Definitive Proxy Statement) filed July 8, 2015 (Commission File No. 1-14643), and incorporated herein by reference).*

10.30
Description of STERIS plc Management Incentive Compensation Plan and STERIS plc Senior Executive Management Incentive Compensation Plan in effect for the fourth quarter of fiscal 2016 (included in STERIS plc Form 8-K filed February 2, 2016) (Commission File No. 1-37614), and incorporated herein by reference).*

10.31	STERIS plc Management Incentive Compensation Plan, Effective April 1, 2016.

10.32	Form of Make-Whole Payment and Repayment Conditions Agreement Between Former STERIS Corporation Non-Employee Directors and STERIS Corporation.*

10.33	Form of Make-Whole Payment and Repayment Conditions Agreement Between STERIS Corporation Executive Officers and STERIS Corporation.*

10.34	STERIS plc Senior Executive Severance Plan (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission No. 1-37614), and incorporated herein by reference).*

10.35
Termination Agreement between Synergy Health and Dr. Richard Steeves (filed as Exhibit 10.7 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).*

10.36
Service Agreement between Dr. Adrian Coward and Synergy Health Limited as amended, and STERIS plc letter (filed as Exhibit 10.5 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).*

10.37
Form of Indemnification Agreement between STERIS Corporation and each of its directors and certain executive officers (filed as Exhibit 10.31 to Form 10-K for the fiscal year ended March 31, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.38
Form of Deed of Indemnity for STERIS plc Directors and executive officers (filed as Exhibit 10.5 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614 ), and incorporated herein by reference).

10.39
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.40
Agreement dated November 4, 2011 between STERIS Corporation and Bank of America, N.A. providing Transfer and Advised Line for Letters of Credit (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.41
364-Day Bridge Credit Agreement, dated as of October 13, 2014, among Solar US Parent Co., as borrower, STERIS Corporation, as guarantor, Bank of America, N.A. as Administrative Agent and lender, and the other lenders party thereto (filed as Exhibit 10.1 to Form 8-K filed October 14, 2014 (Commission File No. 1-14643), and incorporated herein by reference).

10.42
Amended and Restated Bridge Credit Agreement, dated as of March 31, 2015, by and among STERIS Corporation and New STERIS Limited, as borrowers and guarantors, various U.S. subsidiaries of STERIS Corporation, as guarantors, Solar U.S. Parent Co., as retiring borrower, Bank of America, N.A., as Administrative Agent and lender, JPMorgan Chase Bank, N.A., as Syndication Agent and lender, KeyBank National Association, as Documentation Agent and lender, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and KeyBanc Capital Markets Inc., as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.2 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.43
First Amendment, dated as of May 29, 2015, by and among STERIS Corporation and New STERIS Limited, as borrowers and guarantors, various U.S. subsidiaries of STERIS Corporation, as guarantors, Bank of America, N.A., as Administrative Agent, and the various financial institutions parties thereto, as lenders, to Amended and Restated 364-Day Bridge Credit Agreement dated March 31, 2015 (filed as Exhibit 10.1 to Form 8-K filed June 1, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.44
Credit Agreement, dated as of March 31, 2015, by and among STERIS Corporation and New STERIS Limited, as borrowers, various U.S. subsidiaries of STERIS Corporation, as guarantors, various financial institutions, as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., KeyBank National Association and PNC Bank, National Association, as Syndication Agents, Santander Bank, N.A., The Bank of Tokyo Mitsubishi UFJ, Ltd., Sumitomo Mitsui Banking Corporation and DNB Capital LLC, as Documentation Agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBank National Association, as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.1 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.45
First Amendment, dated as of May 29, 2015, by and among STERIS Corporation, as borrower and guarantor, New STERIS Limited, as borrower, various U.S. subsidiaries of STERIS Corporation, as guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various financial institutions parties thereto, as lenders, to Credit Agreement dated March 31, 2015 (filed as Exhibit 10.2 to Form 8-K filed June 1, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.46
Guaranty Joinder Agreement dated September 9, 2015 by General Econopak, Inc. in favor of JPMorgan Chase Bank, N.A. (filed as Exhibit 10.10 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).

10.47	Guarantor Joinder Agreement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC in favor of JPMorgan Chase Bank, N.A.

10.48
Guarantor Joinder Agreement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited in favor of JPMorgan Chase Bank, N.A.

10.49
First Amendment, dated as of March 31, 2015, to Note Purchase Agreement dated as of August 15, 2008, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.5 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.50
Affiliate Guaranty, dated as of March 31, 2015, by STERIS Corporation and each of American Sterilizer Company, Integrated Medical Systems International, Inc., STERIS Europe, Inc., STERIS Inc., United States Endoscopy Group, Inc., Isomedix Inc. and Isomedix Operations Inc., of the August 15, 2008 Note Purchase Agreements, as amended and restated, and Notes issued pursuant thereto (filed as Exhibit 10.6 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.51
Guaranty Supplement dated September 9, 2015 by General Econopak, Inc. and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation August 15, 2008 Note Purchase Agreements as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.10 to STERIS plc Form 10-Q for the fiscal quarter ending December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).

10.52
Guaranty Supplement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation August 15, 2008 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto.

10.53
Guaranty Supplement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation August 15, 2008 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto.

10.54
First Amendment, dated as of March 31, 2015, to Note Purchase Agreements dated as of December 4, 2012, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.7 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.55
Affiliate Guaranty, dated as of March 31, 2015, by STERIS Corporation and each of American Sterilizer Company, Integrated Medical Systems International, Inc., STERIS Europe, Inc., STERIS Inc., United States Endoscopy Group, Inc., Isomedix Inc. and Isomedix Operations Inc., of the December 4, 2012 Note Purchase Agreements, as amended and restated, and Notes issued pursuant thereto (filed as Exhibit 10.8 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.56
Guaranty Supplement dated September 9, 2015 by General Econopak, Inc. and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.11 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).

10.57
Guaranty Supplement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto.

10.58
Guaranty Supplement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated and of the Notes issued pursuant thereto.

10.59
Note Purchase Agreement dated as of May 15, 2015, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.1 to Form 8-K of STERIS Corporation filed May 18, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.60
Affiliate Guaranty, dated as of May 15, 2015, by STERIS Corporation and each of American Sterilizer Company, Integrated Medical Systems International, Inc., STERIS Europe, Inc., STERIS Inc., United States Endoscopy Group, Inc., Isomedix Inc. and Isomedix Operations Inc., of STERIS Corporation May 15, 2015 Note Purchase Agreement and Notes issued pursuant thereto (filed as Exhibit 10.2 to Form 8-K of STERIS Corporation filed May 18, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.61
Guaranty Supplement dated September 9, 2015 by General Econopak, Inc. and STERIS Corporation of Affiliate Guaranty dated as of May 15, 2015 of STERIS Corporation May 15, 2015 Note Purchase Agreement and of the Notes issued pursuant thereto (filed as Exhibit 10.12 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).

10.62
Guaranty Supplement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC and STERIS Corporation of Affiliate Guaranty dated as of May 15, 2015 of STERIS Corporation May 15, 2015 Note Purchase Agreement and of the Notes issued pursuant thereto.

10.63
Guaranty Supplement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited of STERIS Corporation May 15, 2015 Note Purchase Agreement and of the Notes issued pursuant thereto.

10.64
Stock Purchase Agreement dated July 16, 2012 by and among STERIS Corporation, United States Endoscopy Group, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed August 15, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.65
Stock Purchase Agreement dated October 16, 2012 between STERIS Corporation, Richard J. and Michelle A. Schultz, individually and as trustees of certain trusts, such trusts and Spectrum Surgical Instruments Corp. (filed as Exhibit 10.5 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.66
Stock Purchase Agreement dated March 31, 2014 by and among STERIS Corporation, Integrated Medical Systems International, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed May 9, 2014 (Commission File No. 1-14643), and incorporated herein by reference).

10.67
Stock Purchase Agreement dated June 23, 2015 by and among STERIS Corporation, General Econopak, Inc. and each of the Stockholders of General Econopak, Inc. (filed as Exhibit 10.1 to STERIS Corporation Form 10-Q for the fiscal quarter ended June 30, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

21.1	Subsidiaries of STERIS plc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-99.1	FRS 102 Notification and Election.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

STERIS plc (Registrant)

Date:	May 31, 2016	By:	/S/ MICHAEL J. TOKICH
Michael J. Tokich
Senior Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ WALTER M ROSEBROUGH, JR.	President, Chief Executive Officer and Director	May 31, 2016
Walter M Rosebrough, Jr.
/S/ MICHAEL J. TOKICH	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 31, 2016
Michael J. Tokich

*	Chairman and Director	May 31, 2016
John P. Wareham
*	Director	May 31, 2016
Richard C. Breeden
*	Director	May 31, 2016
Bruce A. Edwards
*	Director	May 31, 2016
Cynthia L. Feldmann
*	Director	May 31, 2016
David B. Lewis
*	Director	May 31, 2016
Jacqueline B. Kosecoff
*	Director	May 31, 2016
Kevin M. McMullen
*	Director	May 31, 2016
Sir Duncan K. Nichol
*	Director	May 31, 2016
Mohsen M. Sohi
*	Director	May 31, 2016
Dr. Richard M. Steeves
*	Director	May 31, 2016
Loyal W. Wilson
*	Director	May 31, 2016
Michael B. Wood

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

Date:	May 31, 2016	By:	/S/ J. ADAM ZANGERLE
J. Adam Zangerle, Attorney-in-Fact for Directors

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of STERIS plc (filed as Exhibit 3.1 to STERIS plc Form 8-K filed November 6, 2015 (Commission File No. 1-37614) and incorporated herein by reference).

3.2	Articles of Association of STERIS plc (filed as Exhibit 3.2 to STERIS plc Form 8-K filed November 6, 2015 (Commission File No. 1-37614) and incorporated herein by reference).

4.1	Specimen Form of Stock Certificate.

10.1
STERIS plc 2006 Long-Term Equity Incentive Plan, Assumed as Amended and Restated Effective November 2, 2015 (filed as Exhibit 4.2 to STERIS plc Registration Statement (Reg. No. 333-207721) on Form S-8 filed November 2, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.2
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.3
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.4
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.5
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.6
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.7
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees~~.~~ (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).*

10.8
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference.*

10.9
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.10
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.27 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.11
STERIS Corporation Form of Restricted Stock Agreement for Employees.(filed as Exhibit 10.28 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.12
Amendment to STERIS Corporation Nonqualified Stock Option Agreement (filed as Exhibit 10.11 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.13
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.12 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.14
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.12 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.15
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.14 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.16
STERIS Corporation Form of Career Restricted Stock Unit Agreement for Nonemployee Directors (filed as Exhibit 10.33 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.17
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.34 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.18
STERIS plc Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.19
STERIS plc Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.20	STERIS plc Form of Nonqualified Stock Option Agreement for Nonemployee Directors.*

10.21	STERIS plc Form of Career Restricted Stock Agreement for Nonemployee Directors.*

10.22
Description of STERIS Corporation Non-Employee Director Compensation Program (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2015 (Commission File No. 1-14643), and incorporated herein by reference).*

10.23
Description of Compensation Payable to Former Directors of Synergy Health plc who became Directors of STERIS plc (filed as Exhibit 10.8 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.24	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.25
STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.26
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.27
Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) dated November 4, 2011 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.28
STERIS Corporation Management Incentive Compensation Plan, as Amended (filed as Exhibit 10.6 to Form 10-Q for the fiscal quarter ended June 30, 2014 (Commission File No. 1-14643), and incorporated herein by reference).*

10.29
STERIS Corporation Senior Executive Management Incentive Compensation Plan, as Amended and Restated Effective April 1, 2015 (filed as Appendix A to Schedule 14A (Definitive Proxy Statement) filed July 8, 2015 (Commission File No. 1-14643), and incorporated herein by reference).*

10.30
Description of STERIS plc Management Incentive Compensation Plan and STERIS plc Senior Executive Management Incentive Compensation Plan in effect for the fourth quarter of fiscal 2016 (included in STERIS plc Form 8-K filed February 2, 2016) (Commission File No. 1-37614), and incorporated herein by reference).*

10.31	STERIS plc Management Incentive Compensation Plan, Effective April 1, 2016.

10.32	Form of Make-Whole Payment and Repayment Conditions Agreement Between Former STERIS Corporation Non-Employee Directors and STERIS Corporation.*

10.33	Form of Make-Whole Payment and Repayment Conditions Agreement Between STERIS Corporation Executive Officers and STERIS Corporation.*

10.34	STERIS plc Senior Executive Severance Plan (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission No. 1-37614), and incorporated herein by reference).*

10.35
Termination Agreement between Synergy Health and Dr. Richard Steeves (filed as Exhibit 10.7 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).*

10.36
Service Agreement between Dr. Adrian Coward and Synergy Health Limited as amended, and STERIS plc letter (filed as Exhibit 10.5 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).*

10.37
Form of Indemnification Agreement between STERIS Corporation and each of its directors and certain executive officers (filed as Exhibit 10.31 to Form 10-K for the fiscal year ended March 31, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.38
Form of Deed of Indemnity for STERIS plc Directors and executive officers (filed as Exhibit 10.5 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614 ), and incorporated herein by reference).

10.39
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.40
Agreement dated November 4, 2011 between STERIS Corporation and Bank of America, N.A. providing Transfer and Advised Line for Letters of Credit (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.41
364-Day Bridge Credit Agreement, dated as of October 13, 2014, among Solar US Parent Co., as borrower, STERIS Corporation, as guarantor, Bank of America, N.A. as Administrative Agent and lender, and the other lenders party thereto (filed as Exhibit 10.1 to Form 8-K filed October 14, 2014 (Commission File No. 1-14643), and incorporated herein by reference).

10.42
Amended and Restated Bridge Credit Agreement, dated as of March 31, 2015, by and among STERIS Corporation and New STERIS Limited, as borrowers and guarantors, various U.S. subsidiaries of STERIS Corporation, as guarantors, Solar U.S. Parent Co., as retiring borrower, Bank of America, N.A., as Administrative Agent and lender, JPMorgan Chase Bank, N.A., as Syndication Agent and lender, KeyBank National Association, as Documentation Agent and lender, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and KeyBanc Capital Markets Inc., as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.2 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.43
First Amendment, dated as of May 29, 2015, by and among STERIS Corporation and New STERIS Limited, as borrowers and guarantors, various U.S. subsidiaries of STERIS Corporation, as guarantors, Bank of America, N.A., as Administrative Agent, and the various financial institutions parties thereto, as lenders, to Amended and Restated 364-Day Bridge Credit Agreement dated March 31, 2015 (filed as Exhibit 10.1 to Form 8-K filed June 1, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.44
Credit Agreement, dated as of March 31, 2015, by and among STERIS Corporation and New STERIS Limited, as borrowers, various U.S. subsidiaries of STERIS Corporation, as guarantors, various financial institutions, as lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., KeyBank National Association and PNC Bank, National Association, as Syndication Agents, Santander Bank, N.A., The Bank of Tokyo Mitsubishi UFJ, Ltd., Sumitomo Mitsui Banking Corporation and DNB Capital LLC, as Documentation Agents, and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and KeyBank National Association, as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.1 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.45
First Amendment, dated as of May 29, 2015, by and among STERIS Corporation, as borrower and guarantor, New STERIS Limited, as borrower, various U.S. subsidiaries of STERIS Corporation, as guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the various financial institutions parties thereto, as lenders, to Credit Agreement dated March 31, 2015 (filed as Exhibit 10.2 to Form 8-K filed June 1, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.46
Guaranty Joinder Agreement dated September 9, 2015 by General Econopak, Inc. in favor of JPMorgan Chase Bank, N.A. (filed as Exhibit 10.10 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).

10.47	Guarantor Joinder Agreement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC in favor of JPMorgan Chase Bank, N.A.

10.48
Guarantor Joinder Agreement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited in favor of JPMorgan Chase Bank, N.A.

10.49
First Amendment, dated as of March 31, 2015, to Note Purchase Agreement dated as of August 15, 2008, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.5 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.50
Affiliate Guaranty, dated as of March 31, 2015, by STERIS Corporation and each of American Sterilizer Company, Integrated Medical Systems International, Inc., STERIS Europe, Inc., STERIS Inc., United States Endoscopy Group, Inc., Isomedix Inc. and Isomedix Operations Inc., of the August 15, 2008 Note Purchase Agreements, as amended and restated, and Notes issued pursuant thereto (filed as Exhibit 10.6 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.51
Guaranty Supplement dated September 9, 2015 by General Econopak, Inc. and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation August 15, 2008 Note Purchase Agreements as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.10 to STERIS plc Form 10-Q for the fiscal quarter ending December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).

10.52
Guaranty Supplement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation August 15, 2008 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto.

10.53
Guaranty Supplement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation August 15, 2008 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto.

10.54
First Amendment, dated as of March 31, 2015, to Note Purchase Agreements dated as of December 4, 2012, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.7 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.55
Affiliate Guaranty, dated as of March 31, 2015, by STERIS Corporation and each of American Sterilizer Company, Integrated Medical Systems International, Inc., STERIS Europe, Inc., STERIS Inc., United States Endoscopy Group, Inc., Isomedix Inc. and Isomedix Operations Inc., of the December 4, 2012 Note Purchase Agreements, as amended and restated, and Notes issued pursuant thereto (filed as Exhibit 10.8 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.56
Guaranty Supplement dated September 9, 2015 by General Econopak, Inc. and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.11 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).

10.57
Guaranty Supplement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto.

10.58
Guaranty Supplement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated and of the Notes issued pursuant thereto.

10.59
Note Purchase Agreement dated as of May 15, 2015, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.1 to Form 8-K of STERIS Corporation filed May 18, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.60
Affiliate Guaranty, dated as of May 15, 2015, by STERIS Corporation and each of American Sterilizer Company, Integrated Medical Systems International, Inc., STERIS Europe, Inc., STERIS Inc., United States Endoscopy Group, Inc., Isomedix Inc. and Isomedix Operations Inc., of STERIS Corporation May 15, 2015 Note Purchase Agreement and Notes issued pursuant thereto (filed as Exhibit 10.2 to Form 8-K of STERIS Corporation filed May 18, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.61
Guaranty Supplement dated September 9, 2015 by General Econopak, Inc. and STERIS Corporation of Affiliate Guaranty dated as of May 15, 2015 of STERIS Corporation May 15, 2015 Note Purchase Agreement and of the Notes issued pursuant thereto (filed as Exhibit 10.12 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).

10.62
Guaranty Supplement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC and STERIS Corporation of Affiliate Guaranty dated as of May 15, 2015 of STERIS Corporation May 15, 2015 Note Purchase Agreement and of the Notes issued pursuant thereto.

10.63
Guaranty Supplement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited of STERIS Corporation May 15, 2015 Note Purchase Agreement and of the Notes issued pursuant thereto.

10.64
Stock Purchase Agreement dated July 16, 2012 by and among STERIS Corporation, United States Endoscopy Group, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed August 15, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.65
Stock Purchase Agreement dated October 16, 2012 between STERIS Corporation, Richard J. and Michelle A. Schultz, individually and as trustees of certain trusts, such trusts and Spectrum Surgical Instruments Corp. (filed as Exhibit 10.5 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.66
Stock Purchase Agreement dated March 31, 2014 by and among STERIS Corporation, Integrated Medical Systems International, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed May 9, 2014 (Commission File No. 1-14643), and incorporated herein by reference).

10.67
Stock Purchase Agreement dated June 23, 2015 by and among STERIS Corporation, General Econopak, Inc. and each of the Stockholders of General Econopak, Inc. (filed as Exhibit 10.1 to STERIS Corporation Form 10-Q for the fiscal quarter ended June 30, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

21.1	Subsidiaries of STERIS plc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-99.1	FRS 102 Notification and Election.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.