Form 10-Q
period 2016-06-30
Steris plc
filed 2016-08-09
CIK 1624899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number 1-37614
STERIS plc
(Exact name of registrant as specified in its charter)

United Kingdom	98-1203539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Chancery House, 190 Waterside Road, Hamilton Industrial Park Leicester	LE51QZ
(Address of principal executive offices)	(Zip code)
44-116-276-8636
(Registrant’s telephone number, including area code)
____________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of ordinary shares outstanding as of July 29, 2016: 86,148,639

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION

As used in this Quarterly Report on Form 10-Q, STERIS plc and its subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

ITEM 1.	FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2016	March 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$242,423	$248,841
Accounts receivable (net of allowances of $9,420 and $11,185, respectively)	439,845	471,523
Inventories, net	209,645	192,792
Prepaid expenses and other current assets	53,972	59,369
Total current assets	945,885	972,525
Property, plant, and equipment, net	1,055,706	1,064,319
Goodwill and intangibles, net	3,258,546	3,279,942
Other assets	33,034	29,630
Total assets	$5,293,171	$5,346,416
Liabilities and equity
Current liabilities:
Accounts payable	$123,253	$139,572
Accrued income taxes	14,882	13,683
Accrued payroll and other related liabilities	70,523	93,976
Accrued expenses and other	150,802	153,375
Total current liabilities	359,460	400,606
Long-term indebtedness	1,551,838	1,567,796
Deferred income taxes, net	250,932	254,824
Other liabilities	82,456	84,298
Total liabilities	$2,244,686	$2,307,524
Commitments and contingencies (see note 9)
Preferred shares, with £0.10 par value; 100 shares authorized; 100 issued and outstanding	15	15
Ordinary shares, with £0.10 par value; £17,006 shares aggregate par amount authorized; 86,151 and 85,920 ordinary shares issued and outstanding, respectively	2,161,050	2,151,719
Retained earnings	961,924	939,459
Accumulated other comprehensive (loss) income	(85,718)	(68,159)
Total shareholders’ equity	3,037,271	3,023,034
Noncontrolling interests	11,214	15,858
Total equity	3,048,485	3,038,892
Total liabilities and equity	$5,293,171	$5,346,416

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Revenues:
Product	$271,750	$232,307
Service	366,628	207,595
Total revenues	638,378	439,902
Cost of revenues:
Product	142,698	129,856
Service	255,690	125,956
Total cost of revenues	398,388	255,812
Gross profit	239,990	184,090
Operating expenses:
Selling, general, and administrative	151,886	126,835
Research and development	14,428	13,765
Restructuring expenses	154	(726)
Total operating expenses	166,468	139,874
Income from operations	73,522	44,216
Non-operating expenses, net:
Interest expense	11,071	6,120
Interest income and miscellaneous expense	(493)	(482)
Total non-operating expenses, net	10,578	5,638
Income before income tax expense	62,944	38,578
Income tax expense	14,234	14,267
Net income	48,710	24,311
Less: Net income attributable to noncontrolling interests	309	20
Net income attributable to shareholders	$48,401	$24,291

Net income per share
Basic	$0.56	$0.41
Diluted	$0.56	$0.40
Cash dividends declared per share outstanding	$0.25	$0.23

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Net income	$48,710	$24,311
Less: Net income attributable to noncontrolling interests	309	20
Net income attributable to shareholders	48,401	24,291

Other comprehensive income (loss)
Unrealized loss on available for sale securities, (net of taxes of $34 and $226, respectively)	(120)	(848)
Amortization of pension and postretirement benefit plans costs, (net of taxes of $241 and $95, respectively)	(390)	(153)
Change in cumulative foreign currency translation adjustment	(17,049)	13,798
Total other comprehensive loss	(17,559)	12,797
Comprehensive income	$30,842	$37,088

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2016	2015
Operating activities:
Net income	$48,710	$24,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	53,784	22,353
Deferred income taxes	989	5,629
Share-based compensation expense	4,187	3,145
Loss on the disposal of property, plant, equipment, and intangibles, net	126	3
Excess tax benefit from share-based compensation	—	(3,910)
Other items	(17,713)	(19,838)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	23,248	38,869
Inventories, net	(19,765)	(18,174)
Other current assets	3,687	463
Accounts payable	(13,246)	(5,696)
Accruals and other, net	(3,691)	(6,002)
Net cash provided by operating activities	80,316	41,153
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(35,357)	(23,518)
Proceeds from the sale of property, plant, equipment, and intangibles	4,526	28
Purchase of investments	(4,564)	—
Acquisition of business, net of cash acquired	(250)	(44,310)
Net cash used in investing activities	(35,645)	(67,800)
Financing activities:
Proceeds from issuance of long-term obligations	—	350,000
Payments on long-term obligations	(5,000)	—
Payments under credit facilities, net	(11,079)	(283,250)
Deferred financing fees and debt issuance costs	—	(1,978)
Acquisition related deferred or contingent consideration	(6,000)	—
Repurchases of ordinary shares	(5,171)	(9,573)
Cash dividends paid to ordinary shareholders	(21,538)	(13,758)
Proceeds from issuance of equity to minority shareholders	5,022	—
Stock option and other equity transactions, net	758	4,881
Excess tax benefit from share-based compensation	—	3,910
Net cash (used in) provided by financing activities	(43,008)	50,232
Effect of exchange rate changes on cash and cash equivalents	(8,081)	4,919
(Decrease) increase in cash and cash equivalents	(6,418)	28,504
Cash and cash equivalents at beginning of period	248,841	167,689
Cash and cash equivalents at end of period	$242,423	$196,193

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands, except per share amounts)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

STERIS plc, a public limited company organized under the laws of England and Wales, was incorporated on October 9, 2014 as a private limited company under the name New STERIS Limited and was re-registered effective November 2, 2015 as a public limited company under the name STERIS plc. New STERIS Limited was established to effect the combination (“Combination”) of STERIS Corporation, an Ohio corporation (“Old STERIS”), and Synergy Health plc, a public limited company organized under the laws of England and Wales (“Synergy”). The Combination closed on November 2, 2015 and as a result STERIS plc became the ultimate parent company of Old STERIS and Synergy. Synergy has been re-registered under the name Synergy Health Limited. The acquisition of Old STERIS was accounted for in the consolidated financial statements as a merger between entities under common control; accordingly the historical consolidated financial statements of Old STERIS for periods prior to November 2, 2015, are considered to be the historical financial statements of STERIS plc. Due to the timing of the Combination, the results of Synergy are only reflected in the results of operations of the Company from November 2, 2015 forward which affects comparability to the prior period historical operations of the Company throughout this Quarterly Report on Form 10-Q.

STERIS offers Customers capital equipment products, such as sterilizers and surgical tables; connectivity solutions such as operating room integration; consumable products, such as detergents, gastrointestinal endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair solutions, among other services.

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

These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2016 dated May 31, 2016. The Consolidated Balance Sheet at March 31, 2016 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2016 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2017.

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
			First Quarter Fiscal 2017	The adoption of this standard did not have a material impact on our statements of consolidated financial position, results of operations and cash flows.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

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
First Quarter Fiscal 2017
As a result of the adoption of this standard, we recorded $2.4 million of excess tax benefits associated with share based compensation in the statement of income for the three months ended June 30, 2016 and have included the associated cash flows as cash provided by operating activities. Prior periods have not been restated.

Standards that have yet to be adopted
ASU 2014-09, "Revenue from Contracts with Customers"	May 2014
The standard will replace existing revenue recognition standards and significantly expand the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard update is effective for annual periods beginning after December 15, 2017 and interim periods within that period, early adoption is not permitted before the original public entity effective date of December 15, 2016.
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

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016 dated May 31, 2016. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2016.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

2. Restructuring

Fiscal 2014 Restructuring Plan. During the fourth quarter of fiscal 2014, we adopted and announced a targeted restructuring plan primarily focused on the closure of our Hopkins manufacturing facility located in Mentor, Ohio (the “Fiscal 2014 Restructuring Plan”). As a result of this plan, we will transfer operations located at Hopkins to other North American locations. We believe that by closing the operations at Hopkins we will more effectively utilize our existing North American manufacturing network while reducing operating costs.
Since the inception of the Fiscal 2014 Restructuring Plan, we have incurred pre-tax expenses totaling $19,128 related to these actions, of which $11,032 was recorded as restructuring expenses and $8,096 was recorded in cost of revenues, with restructuring expenses of $15,726, $1,293, $829, and $1,280 related to the Healthcare Products, Healthcare Specialty Services, Life Sciences and Applied Sterilization Technologies segments, respectively.
The following table summarizes our total pre-tax restructuring expenses for the first quarters of fiscal 2017 and fiscal 2016:

Three Months Ended June 30, 2016	Fiscal 2014 Restructuring Plan
Lease termination obligation and other	$154
Total restructuring charges	$154

Three Months Ended June 30, 2015	Fiscal 2014 Restructuring Plan (1)
Severance and other compensation related costs	$(806)
Lease termination obligation and other	80
Product rationalization	277
Total restructuring benefit	$(449)
(1) Includes $277 in expense recorded to cost of revenues on Consolidated Statements of Income.

Liabilities related to restructuring activities were $688 and $700 at June 30, 2016 and March 31, 2016, respectively and are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.”

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

3. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	June 30, 2016	March 31, 2016
Land and land improvements (1)	$39,054	$39,051
Buildings and leasehold improvements	443,234	446,277
Machinery and equipment	574,277	580,962
Linens	42,291	42,354
Information systems	131,487	126,180
Radioisotope	434,189	434,152
Construction in progress (1)	89,692	79,291
Total property, plant, and equipment	1,754,224	1,748,267
Less: accumulated depreciation and depletion	(698,518)	(683,948)
Property, plant, and equipment, net	$1,055,706	$1,064,319

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	June 30, 2016	March 31, 2016
Raw materials	$67,374	$62,673
Work in process	22,192	19,614
Finished goods	156,236	146,820
LIFO reserve	(17,270)	(17,608)
Reserve for excess and obsolete inventory	(18,887)	(18,707)
Inventories, net	$209,645	$192,792

5. Debt

Indebtedness was as follows:

	June 30, 2016	March 31, 2016
Private Placement	$666,000	$666,000
Deferred financing costs	(3,299)	(3,420)
Credit Agreement	889,137	905,216
Total long term debt	$1,551,838	$1,567,796

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016 dated May 31, 2016.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

6. Additional Consolidated Balance Sheet Information

Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2016	March 31, 2016
Accrued payroll and other related liabilities:
Compensation and related items	$37,685	$30,175
Accrued vacation/paid time off	12,070	14,368
Accrued bonuses	8,679	31,502
Accrued employee commissions	8,727	13,809
Other postretirement benefit obligations-current portion	2,463	2,463
Other employee benefit plans obligations-current portion	899	1,659
Total accrued payroll and other related liabilities	$70,523	$93,976
Accrued expenses and other:
Deferred revenues	$64,205	$56,238
Self-insured risk reserves-current portion	8,294	8,266
Accrued dealer commissions	13,982	12,717
Accrued warranty	5,856	5,909
Other	58,465	70,245
Total accrued expenses and other	$150,802	$153,375
Other liabilities:
Self-insured risk reserves-long-term portion	$13,257	$13,257
Other postretirement benefit obligations-long-term portion	15,621	15,932
Defined benefit pension plans obligations-long-term portion	23,221	25,301
Other employee benefit plans obligations-long-term portion	4,186	4,366
Asset retirement obligation-long-term portion	10,059	10,342
Other	16,112	15,100
Total other liabilities	$82,456	$84,298

7. Income Tax Expense

Income tax expense includes United States federal, state and local, and foreign income taxes, and is based on reported pre-tax income. The effective income tax rates for the three-month periods ended June 30, 2016 and 2015 were 22.6% and 37.0%, respectively. The first quarter of fiscal 2017 was favorably impacted by benefits achieved in conjunction with the Synergy transaction and the adoption of ASU 2016-09: "Stock Compensation: Improvements to Employee Share-Based Payment Accounting" (Topic 718).

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

We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local authorities, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2013 and, with limited exceptions, we are no longer subject to United States state and local or non-United States income tax examinations by tax authorities for years before fiscal 2012. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse affect on our consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

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
In July 2014, the Board of Directors of American Sterilizer Company (“AMSCO”) approved the termination of the American Sterilizer Company Retirement Income Plan (“Plan”) effective October 1, 2014.  The Pension Benefit Guaranty Corporation ("PBGC") did not object to this termination and  AMSCO received a favorable determination from the IRS regarding the termination. On August 19, 2015, an annuity contract was purchased from Massachusetts Mutual Life Insurance Company to provide Plan benefits. Plan assets were converted to cash to fund the purchase. The purchase price of the annuity contract was $51,805. An additional employer contribution of $4,641 was made to the Plan to fund the annuity purchase obligation on August 26, 2015. As a result the purchase of the annuity, we recognized a pension settlement of $26,470 in fiscal 2016. In addition, plan benefits and benefit administration became the responsibility of the annuity provider. Additional information regarding this defined benefit pension plan and other postretirement benefits plan is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.
In the United Kingdom, we sponsor a defined benefit arrangement administered by a single group of trustees. The arrangement is comprised of three merged schemes. The trustees hold the pension assets to meet long-term pension liabilities for past and present employees. The level of retirement benefit is principally based on the terms of the scheme and the final pensionable salary prior to leaving active service, and is linked to changes in inflation up to retirement.

In previous years, Synergy sponsored a funded defined benefit arrangement in the Netherlands. This was a separate fund holding the pension scheme assets to meet long term pension liabilities for past and present employees. Accrual of benefits ceased under the scheme effective January 1, 2013.

The Synergy Radeberg and Synergy Alleshausen Schemes are German defined benefit funded pension schemes which are closed to new entrants.
The Synergy Daniken Scheme is a Swiss defined benefit funded pension scheme.

Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	AMSCO Plan		Other Defined Benefit Pension Plan		Other Postretirement Benefits Plan
Three Months Ended June 30,	2016	2015	2016	2015	2016	2015
Service cost	$—	$16	$472	$—	$—	$—
Interest cost	—	336	189	—	139	148
Expected return on plan assets	—	(605)	—	—	—	—
Amortization of loss	—	361	—	—	184	207
Amortization of prior service cost	—	—	—	—	(816)	(815)
Net periodic benefit cost	$—	$108	$661	$—	$(493)	$(460)

We contribute amounts to the defined benefit pension plan at least sufficient to meet the minimum requirements as stated in applicable employee benefit laws and local tax laws. We record liabilities for the difference between the fair value of the plan assets and the benefit obligation (the projected benefit obligation for pension plan and the accumulated postretirement benefit obligation for other postretirement benefits plan) on our accompanying Consolidated Balance Sheets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

Finally, the Dutch linen business acquired in the Synergy combination participates in a multi-employer industry-wide defined benefit scheme. Participation in this pension plan is mandatory. The pension scheme is an average pay scheme with a conditional fee (indexation). Indexation of assets and liabilities granted under the pension scheme takes place only if and insofar as the resources of the fund allow for it and this decision is taken by the pension fund. The pension entitlements under the pension plan are fully reinsured. It is not possible to identify the share of the underlying assets, liabilities, and overall surplus/deficit of the scheme attributable to the business, because the scheme is industry-wide. Under the guidance provided in ASC 715, "Compensation-Retirement Benefits", the scheme is treated as a defined contribution scheme within our financial statements. The total cost charged to the income statement in respect to this scheme was $661 for the three months ended June 30, 2016.

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
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2016 dated May 31, 2016: “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factor” titled “We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters.
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statutes of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in note 7 to our consolidated financial statements titled, “Income Taxes” in this Quarterly Report on Form 10-Q.
Additional information regarding our contingencies is included in Item 2 titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations under "Contingencies".

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

10. Business Segment Information

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
The accounting policies for reportable segments are the same as those for the consolidated Company. Management evaluates performance and allocates resources based on a segment operating income measure. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which result in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare Products segment is responsible for the management of all but two manufacturing facilities and uses standard cost to sell products to the other segments. Corporate and other includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. Segment operating income excludes certain adjustments which include acquisition related costs, amortization of acquired intangibles, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by excluding these items they gain better insight and greater transparency of the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making
For the three month period ended June 30, 2016, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

Financial information for each of our segments is presented in the following tables:

	Three Months Ended June 30,
	2016	2015
Revenues:
Healthcare Products	$281,298	$261,086
Healthcare Specialty Services	157,888	68,241
Life Sciences	81,189	56,772
Applied Sterilization Technologies	116,573	53,689
Corporate and other	1,430	114
Total revenues	$638,378	$439,902
Segment operating income:
Healthcare Products	$34,637	$29,350
Healthcare Specialty Services	3,318	3,900
Life Sciences	24,462	13,450
Applied Sterilization Technologies	39,603	16,543
Corporate and other	(496)	(1,898)
Total segment operating income	$101,524	$61,345
Less: Adjustments
Restructuring charges (1)	$154	$(449)
Amortization of acquired intangible assets (2)	19,529	6,021
Acquisition, divestiture and integration related charges (3)	5,233	11,546
Amortization of inventory and property "step up" to fair value (2)	3,086	11
Total operating income	$73,522	$44,216
(1) See Note 2 to our Consolidated Financial Statements titled, "Restructuring" for more information related to restructuring.
(2) For more information regarding our recent acquisitions see Note 18 titled, "Business Acquisitions", as well as our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.
(3) Acquisition, divestiture and integration related charges include transaction costs and integration expenses associated with acquisitions and divestitures.

11. Shares and Preferred Shares

Common and Ordinary

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

	Three Months Ended June 30,
	2016	2015
Denominator (shares in thousands):
Weighted average shares outstanding—basic	86,038	59,768
Dilutive effect of share equivalents	481	518
Weighted average shares outstanding and share equivalents—diluted	86,519	60,286

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended June 30,
	2016	2015
(shares in thousands)
Number of share options	364	52

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

12. Repurchases of Shares

During the first quarter of fiscal 2017, we obtained 104,626 of our ordinary shares in connection with share based compensation award programs.

13. Share-Based Compensation

We maintain a long-term incentive plan that makes available shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and share grants.

Stock options provide the right to purchase our shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally may cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of June 30, 2016, 1,613,977 shares remained available for grant under the long-term incentive plan.

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

The following weighted-average assumptions were used for options granted during the first three months of fiscal 2017 and fiscal 2016:

	Fiscal 2017	Fiscal 2016
Risk-free interest rate	1.29%	1.46%
Expected life of options	5.5 years	5.6 years
Expected dividend yield of stock	1.55%	1.40%
Expected volatility of stock	22.78%	24.74%

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 1.85% and 1.55% was applied in fiscal 2017 and 2016, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2016	1,729,517	$44.01
Granted	370,212	69.72
Exercised	(18,131)	29.95
Forfeited	(2,703)	59.41
Canceled	—	—
Outstanding at June 30, 2016	2,078,895	$48.69	6.7 years	$42,065
Exercisable at June 30, 2016	1,238,705	$38.35	5.2 years	$37,658

We estimate that 816,670 of the non-vested stock options outstanding at June 30, 2016 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $68.75 closing price of our ordinary shares on June 30, 2016 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.

The total intrinsic value of stock options exercised during the first three months of fiscal 2017 and fiscal 2016 was $727 and $5,582, respectively. Net cash proceeds from the exercise of stock options were $758 and $4,881 for the first three months of fiscal 2017 and fiscal 2016, respectively.

The weighted average grant date fair value of stock option grants was $13.15 and $14.11 for the first three months of fiscal 2017 and fiscal 2016, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of June 30, 2016 and 2015 was $1,857 and $1,966, respectively.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2016	872,972	41,641	$51.98
Granted	219,167	9,390	69.77
Vested	(186,856)	(10,589)	38.74
Canceled	(10,722)	(2,275)	60.54
Non-vested at June 30, 2016	894,561	38,167	$59.02

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first three months of fiscal 2017 was $7,087.

Restricted share units carry generally the same terms and vesting requirements as restricted stock except that they may be settled in stock or cash upon vesting. Those that are settled in cash are classified as liabilities. All outstanding cash-settled restricted share units vested during fiscal year 2016. The fair value of cash-settled restricted share units are revalued at each reporting date and the related liability and expense are adjusted accordingly.

The tax benefit from share-based compensation was $2,440 and $3,910 for the first three months of fiscal 2017 and fiscal 2016, respectively.

As of June 30, 2016, there was a total of $47,882 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.45 years.

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

Changes in our warranty liability during the first three months of fiscal 2017 were as follows:

Balance, March 31, 2016	$5,909
Warranties issued during the period	2,742
Settlements made during the period	(2,795)
Balance, June 30, 2016	$5,856

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $32,953 and $33,416 as of June 30, 2016 and March 31, 2016, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenue is excluded from the table presented above.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

15. Derivatives and Hedging

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At June 30, 2016, we held foreign currency forward contracts to buy 90.0 million Mexican pesos, 4.0 million British pounds sterling, 3.5 million euros, and 8.0 million Canadian dollars. At June 30, 2016 we held commodity swap contracts to buy 499.0 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Location	June 30, 2016	March 31, 2016	June 30, 2016	March 31, 2016
Prepaid & Other	$351	$145	$—	$—
Accrued expenses and other	$—	$—	$293	$122

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,
		2016	2015
Foreign currency forward contracts	Selling, general and administrative	$(1,019)	$432
Commodity swap contracts	Cost of revenues	$211	$(45)

Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $123,811 at June 30, 2016. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

The following table shows the fair value of our financial assets and liabilities at June 30, 2016 and March 31, 2016:

			Fair Value Measurements at June 30, 2016 and March 31, 2016 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	June 30	March 31	June 30	March 31	June 30	March 31	June 30	March 31
Assets:
Cash and cash equivalents (1)	$242,423	$248,841	$217,246	$225,090	$25,177	$23,751	$—	$—
Forward and swap contracts (2)	351	145	—	—	351	145	—	—
Investments (3)	10,148	6,192	10,148	6,192	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$293	$122	$—	$—	$293	$122	$—	$—
Deferred compensation plans (3)	1,703	1,765	1,703	1,765	—	—	—	—
Long term debt (4)	1,551,838	1,567,796	—	—	1,601,514	1,592,184	—	—
Contingent consideration obligations (5)	5,956	5,886	—	—	—	—	5,956	5,886

(1) Money market fund holdings are classified as level two as active market quoted prices are not available.
(2) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(3) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers including an incremental investment of $4,564 made in April 2016. Changes in the value of the investment are recognized each period based on the fair value of the investment.
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
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2016 are summarized as follows:

Contingent Consideration
Balance at March 31, 2016	$5,886
Additions	—
Payments	—
Foreign currency translation adjustments (1)	70
Balance at June 30, 2016	$5,956
(1) Reported in other comprehensive income (loss).

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

Information regarding our investments is as follows:

			Investments at June 30, 2016 and March 31, 2016
	Cost		Unrealized Gains		Unrealized Losses (2)		Fair Value

	June 30	March 31	June 30	March 31	June 30	March 31	June 30	March 31
Available-for-sale securities:
Marketable equity securities (1)	$9,245	$4,681	$—	$—	$(721)	$(185)	$8,524	$4,496
Mutual funds	1,206	1,289	418	407	—	—	1,624	1,696
Total available-for-sale securities	$10,451	$5,970	$418	$407	$(721)	$(185)	$10,148	$6,192
(1) Our marketable equity securities have been in a unrealized loss position for less than 12 months.
(2) Amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

17. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended June 30, 2016 were as follows:

	Gain (Loss) on Available for Sale Securities (1)	Defined Benefit Plans (2)	Foreign Currency Translation (3)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2016	$(673)	$5,108	$(72,594)	$(68,159)
Other Comprehensive Income (Loss) before reclassifications	(148)	103	(17,049)	(17,094)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	28	(493)	—	(465)
Net current-period Other Comprehensive Income (Loss)	(120)	(390)	(17,049)	(17,559)
Balance at June 30, 2016	$(793)	$4,718	$(89,643)	$(85,718)

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2016 and 2015
(dollars in thousands)

18. Business Acquisitions
Synergy Health plc
On November 2, 2015, STERIS acquired all outstanding shares of Synergy in a cash and stock transaction valued at £24.80 ($38.17) per Synergy share, or a total of approximately $2.3 billion based on the low trading price of Old STERIS’s stock of $73.02 per share on November 2, 2015. Total costs of approximately $200 before tax were incurred during the first three months of fiscal year 2017 related to the Combination and are reported in selling, general and administrative expense.
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

19. Subsequent Events

On July 1, 2016 we sold our UK Linen Management Services business to STAR Mayan Limited for approximately £50.0 million. For fiscal year 2017, the UK Linen Management Services business was expected to generate approximately £40.0 million in revenue. The UK Linen Management Services business was part of our Healthcare Specialty Services segment.

On July 22, 2016 we acquired Medisafe Holdings Ltd, a U.K. manufacturer of washer/disinfector equipment and related consumables and services for approximately £27.0 million. On an annual basis, the Medisafe product line generates approximately £14.0 million in revenue. The acquisition of Medisafe provides washer manufacturing and research and development in the U.K., and Medisafe's products and services complement our Healthcare product offering. Medisafe will be integrated into our Healthcare Product segment.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of STERIS plc

We have reviewed the consolidated balance sheet of STERIS plc and subsidiaries (“STERIS”) as of June 30, 2016, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS plc and subsidiaries as of March 31, 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated May 31, 2016. In our opinion, the accompanying consolidated balance sheet of STERIS plc and subsidiaries as of March 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
August 9, 2016

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), we explain the general financial condition and the results of operations for STERIS including:

•	what factors affect our business;

•	what our earnings and costs were in each period presented;

•	why those earnings and costs were different from prior periods;

•	where our earnings came from;

•	how this affects our overall financial condition;

•	what our expenditures for capital projects were; and

•	where cash will come from to fund future debt principal repayments, growth outside of core operations, repurchases of shares, pay cash dividends and fund future working capital needs.

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2017 and fiscal 2016. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

We, at times, may also refer to other financial measures which are considered to be “non-GAAP financial measures” under SEC rules. We have presented these financial measures because we believe that meaningful analysis of our financial performance is enhanced by an understanding of certain additional factors underlying that performance. These financial measures should not be considered an alternative to measures required by accounting principles generally accepted in the United States. Our calculations of these measures may differ from calculations of similar measures used by other companies and you should be careful when comparing these financial measures to those of other companies. Additional information regarding these financial measures, including reconciliations of each non-GAAP financial measure, is available in the subsection of MD&A titled, "Non-GAAP Financial Measures."

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

•
Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes SYSTEM 1 and 1E consumables, V-Pro consumables, gastrointestinal endoscopy accessories, sterility assurance products, skin care products, cleaning consumables, surgical instruments, and barrier products.

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
We are actively pursuing new opportunities to adapt our proven technologies to meet the changing needs of the global marketplace. We are also pursuing a strategy of expanding into adjacent markets by seeking acquisition targets in the Healthcare Products, Healthcare Specialty Services and Life Sciences segments.
Fiscal 2017 first quarter revenues were $638.4 million, representing an increase of 45.1% over the fiscal 2016 first quarter revenues of $439.9 million, reflecting growth within all reportable business segments including growth resulting from the Combination.

Fiscal 2017 first quarter gross margin percentage was 37.6% compared with 41.8% for the fiscal 2016 first quarter. As anticipated, the addition of Synergy's hospital sterilization services and linen management businesses is a key factor in the declines in gross margin percentages. Gross margin percentages in the first quarter of fiscal 2017 were favorably impacted by favorable currency movements and the suspension of the Medical Device excise tax.
Fiscal 2017 first quarter operating income was $73.5 million, compared to fiscal 2016 first quarter operating income of $44.2 million. The year over year increase is attributable to recent acquisitions, including the Combination, along with growth in all reportable business segments.

Cash flows from operations were $80.3 million and free cash flow was $49.5 million in the first three months of fiscal 2017 compared to cash flows from operations of $41.2 million and free cash flow $17.7 million in the first three months of fiscal 2016, respectively (see the subsection below titled "Non-GAAP Financial Measures") for additional information and related reconciliation of cash flows from operations to free cash flow). The higher cash flow from operations and free cash flow as compared to the prior year period are primarily due to higher net income. Our debt-to-total capital ratio was 33.8% at June 30, 2016 and 34.2% at March 31, 2016. During the first three months of fiscal 2017, we declared and paid quarterly cash dividends of $0.25 per ordinary share.
Additional information regarding our fiscal 2017 first quarter financial performance is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2017, our revenues were unfavorably impacted by $1.8 million, or 0.4%, and income before taxes was favorably impacted by $2.8 million, or 5.5%, as a result of foreign currency movements relative to the U.S. dollar.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments, growth outside of core operations, repurchase shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the three month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$80,316	$41,153
Purchases of property, plant, equipment and intangibles, net	(35,357)	(23,518)
Proceeds from the sale of property, plant, equipment and intangibles	4,526	28
Free cash flow	$49,485	$17,663

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2017 compared with the same fiscal 2016 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following table compares our revenues for the three months ended June 30, 2016 to the revenues for the three months ended June 30, 2015:

	Three Months Ended June 30,
(dollars in thousands)	2016	2015	Change	Percent Change

Total revenues	$638,378	$439,902	$198,476	45.1%

Revenues by type:
Capital equipment revenues	126,085	118,220	7,865	6.7%
Consumable revenues	145,665	114,087	31,578	27.7%
Service revenues	366,628	207,595	159,033	76.6%

Revenues by geography:
United Kingdom revenues	70,439	10,168	60,271	592.8%
United States revenues	428,105	360,469	67,636	18.8%
Other foreign revenues	139,834	69,265	70,569	101.9%

Revenues increased $198.5 million, or 45.1%, to $638.4 million for the quarter ended June 30, 2016, as compared to $439.9 million for the same quarter in the prior year. This increase is attributable to recent acquisitions including the Combination with Synergy along with growth in all reportable business segments. Recent acquisitions contributed 39.3% and impacted all three revenue types.

Capital equipment revenues increased 6.7% in the first quarter of fiscal 2017, as compared to the first quarter of fiscal 2016. Most of the capital equipment revenues increase was in the United States although revenues also increased in the EMEA and Asia Pacific regions. Consumable revenues increased 27.7% for the quarter ended June 30, 2016, as compared to the prior year quarter, due to recent acquisitions, along with strong growth in both the Healthcare Products and Life Sciences segments. Recent acquisitions contributed 18.4% of the consumable revenues increase. Service revenues increased 76.6% in the first quarter of fiscal 2017 driven by the Combination with Synergy and organic growth in all reportable business segments.

United Kingdom revenues increased $60.3 million, or 592.8%, to $70.4 million for the quarter ended June 30, 2016, as compared to $10.2 million for the same prior year quarter. This increase reflects growth in both consumable and service revenues and is primarily attributable to the Combination with Synergy.
United States revenues increased $67.6 million, or 18.8%, to $428.1 million for the quarter ended June 30, 2016, as compared to $360.5 million for the same prior year quarter. This increase reflects year over year growth of 6%, 19% and 24% in capital equipment, consumable and service revenues, respectively. The increases are attributable to acquisitions, including the Combination with Synergy, as well as organic growth.

Revenue from other foreign locations increased $70.6 million, or 101.9%, to $139.8 million for the quarter ended June 30, 2016, as compared to $69.3 million for the same prior year quarter. This increase reflects growth in the EMEA outside of the United Kingdom, as well as in the Asia Pacific and Latin American regions. The Combination with Synergy was a significant driver of the growth in the EMEA outside of the United Kingdom.

Revenues by segment are further discussed in the section of the MD&A titles, "Business Segment Results of Operations."

Gross Profit. The following table compares our gross profit for the three months ended June 30, 2016 to the three months ended June 30, 2015:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2016	2015
Gross profit:
Product	$129,052	$102,451	$26,601	26.0%
Service	110,938	81,639	29,299	35.9%
Total gross profit	$239,990	$184,090	$55,900	30.4%
Gross profit percentage:
Product	47.5%	44.1%
Service	30.3%	39.3%
Total gross profit percentage	37.6%	41.8%

Our gross margin percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross margin increased $55.9 million and declined 420 basis points as a percentage of revenues in the fiscal 2017 first quarter as compared to the fiscal 2016 first quarter. The increase in product gross profit percentage is attributable to favorable foreign currency rate movements, the suspension of the Medical Device Excise Tax, and a shift towards higher margin consumable products. As anticipated, the addition of Synergy’s hospital sterilization services and linen management businesses is a key factor in the decline in the service gross profit percentage.

Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2016 to the three months ended June 30, 2015:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2016	2015
Operating expenses:
Selling, general, and administrative	$151,886	$126,835	$25,051	19.8%
Research and development	14,428	13,765	663	4.8%
Restructuring expenses	154	(726)	880	NM
Total operating expenses	$166,468	$139,874	$26,594	19.0%
NM - Not meaningful.

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 19.8% in the first quarter of fiscal 2017 over the first quarter of fiscal 2016.The increase is primarily attributable to amortization of acquired intangible assets, associated with recently acquired businesses, which was partially offset by a decrease in acquisition and integration costs related to recent acquisitions, including Synergy.

For the three month period ended June 30, 2016, research and development expenses increased 4.8% over the same prior year period. The increase in the fiscal 2017 three month period is primarily attributable to additional spending in connection with the development of healthcare and Life Sciences products and accessories. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first quarter of fiscal 2017, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.

Restructuring Expenses. During the fourth quarter of fiscal 2014, we adopted and announced a targeted restructuring plan primarily focused on the closure of our Hopkins manufacturing facility located in Mentor, Ohio (the “Fiscal 2014 Restructuring Plan”). As a result of this plan, we will transfer operations located at Hopkins to other North American locations. We believe that by closing the operations at Hopkins we will more effectively utilize our existing North American manufacturing network while reducing operating costs.
Since the inception of the Fiscal 2014 Restructuring Plan, we have incurred pre-tax expenses totaling $19.1 million related to these actions, of which $11.0 million was recorded as restructuring expenses and $8.1 million was recorded in cost of revenues. These actions are intended to enhance profitability and improve efficiencies. We do not expect to incur any significant additional restructuring expenses related to this plan.
The following table summarizes our total pre-tax restructuring expenses for the first quarter of fiscal 2017:

Three Months Ended June 30, 2016 (dollars in thousands)	Fiscal 2014 Restructuring Plan
Lease termination obligation and other	$154
Total restructuring expenses	$154

The following table summarizes our total pre-tax restructuring expenses for the first quarter of fiscal 2016:

Three Months Ended June 30, 2015 (dollars in thousands)	Fiscal 2014 Restructuring Plan (1)
Severance and other compensation related costs	$(806)
Lease termination obligation and other	80
Product rationalization	277
Total restructuring expenses	$(449)
(1) Includes $277 in expense recorded in cost of revenues on Consolidated Statements of Income.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(dollars in thousands)	2016	2015	Change
Non-operating expenses, net:
Interest expense	$11,071	$6,120	$4,951
Interest income and miscellaneous expense	(493)	(482)	(11)
Non-operating expenses, net	$10,578	$5,638	$4,940

Interest expense during fiscal 2017 increased due to higher interest costs resulting from our May 2015 issuance of senior notes in a private placement offering, additional borrowings under our credit facilities to fund acquisitions, including the Combination and the operations of acquired companies, and payments associated with paying off Synergy's debt. Year over year our weighted average cost of borrowing has decreased due to an increase in the proportion of lower-cost, variable-rate bank debt. Interest income and miscellaneous expense is immaterial.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three months ended June 30, 2016 to the three months ended June 30, 2015:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2016	2015
Income tax expense	$14,234	$14,267	$(33)	(0.2)%
Effective income tax rate	22.6%	37.0%

The effective income tax rate for continuing operations for the three month period ended June 30, 2016 was 22.6% compared with 37.0% for the same prior year period. The first quarter of fiscal 2017 was favorably impacted by benefits achieved in conjunction with the Synergy transaction and the adoption of ASU 2016-09: "Stock Compensation: Improvements to Employee Share-Based Payment Accounting" (Topic 718).

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

Business Segment Results of Operations. As a result of the Combination with Synergy, we have reassessed the organization of our business. We have concluded that we operate and should report in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. Corporate and other, which is presented separately, contains the Defense and Industrial business unit plus costs that are associated with being a publicly traded company and certain other corporate costs.
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
The accounting policies for reportable segments are the same as those for the consolidated Company. Management evaluates performance and allocates resources based on a segment operating income measure. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which result in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare Products segment is responsible for the management of all but two manufacturing facilities and uses standard cost to sell products to the other segments. Corporate and other includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. Segment operating income excludes certain adjustments which include acquisition related costs, amortization of acquired intangibles, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by excluding these items they gain better insight and greater transparency of the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making
For the three month period ended June 30, 2016, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.

The following table compares business segment revenues, segment operating income and total operating income for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
Revenues:
Healthcare Products	$281,298	$261,086
Healthcare Specialty Services	157,888	68,241
Life Sciences	81,189	56,772
Applied Sterilization Technologies	116,573	53,689
Corporate and other	1,430	114
Total revenues	$638,378	$439,902
Segment operating income:
Healthcare Products	$34,637	$29,350
Healthcare Specialty Services	3,318	3,900
Life Sciences	24,462	13,450
Applied Sterilization Technologies	39,603	16,543
Corporate and other	(496)	(1,898)
Total segment operating income	$101,524	$61,345
Less: Adjustments
Restructuring charges (1)	$154	$(449)
Amortization of acquired intangible assets (2)	19,529	6,021
Acquisition, divestiture and integration related charges (3)	5,233	11,546
Amortization of inventory and property "step up" to fair value (2)	3,086	11
Total operating income	$73,522	$44,216
(1) See Note 2 to our Consolidated Financial Statements titled, "Restructuring" for more information related to restructuring.
(2) For more information regarding our recent acquisitions see Note 10 titled, "Business Acquisitions", as well as our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.
(3) Acquisition, divestiture and integration related charges include transaction costs and integration expenses associated with acquisitions and divestitures.

Healthcare Product revenues increased 7.7% to $281.3 million for the quarter ended June 30, 2016, as compared to $261.1 million in the same prior year quarter. Fiscal 2017 first quarter revenues reflect an increase in consumable and service revenues of 20.4% and 3.5%, respectively. Capital equipment revenues were flat. These increases are primarily attributable to our Combination with Synergy and growth in the United States. At June 30, 2016, the Healthcare Products segment’s backlog amounted to $148.8 million, increasing $29.0 million, or 24.2%, compared to the backlog of $119.8 million at June 30, 2015.
Healthcare Specialty Services revenues increased 131.4% to $157.9 million for the quarter ended June 30, 2016, as compared to $68.2 million for the same prior year quarter. The increase is primarily attributable to our Combination with Synergy and organic revenue growth.

Life Sciences revenues increased 43.0% to $81.2 million for the quarter ended June 30, 2016, as compared to $56.8 million for the same prior year quarter. This growth reflects increases of 42.6%, 62.4% and 20.0% in capital equipment, consumable and service revenues, respectively. These increases in capital equipment, consumable and service revenues are primarily attributable to our recent acquisitions and strong organic growth. At June 30, 2016, the Life Sciences segment’s backlog amounted to $41.3 million, decreasing 15.1% or $7.3 million, compared to the backlog of $48.6 million at June 30, 2015.

Applied Sterilization Technologies segment revenues increased 117.1% to $116.6 million for the quarter ended June 30, 2016, as compared to $53.7 million for the same prior year quarter. Revenues were favorably impacted by our Combination with Synergy and increased volume from our core medical device Customers.

The Healthcare Products segment’s operating income increased $5.3 million to $34.6 million for the first quarter of fiscal 2017 as compared to $29.4 million in the same prior year period. The segment's operating margin was 12.3% for the first quarter of fiscal 2017 compared to 11.2% for the first quarter of fiscal 2016. The increases in the fiscal 2017 periods reflect the positive impact of favorable foreign currency rate movements, the suspension of the medical device excise tax, volume, and productivity improvements.

The Healthcare Specialty Services segment’s operating income decreased by $0.6 million to $3.3 million for the first quarter of fiscal 2017. The segment's operating margins were 2.1% and 5.7% for the first quarter of fiscal 2017 and fiscal 2016, respectively. As anticipated, the addition of Synergy's hospital sterilization services and linen management services is a key factor in the operating margin decline.

The Life Sciences segment’s operating income increased to $24.5 million for the first quarter of fiscal 2017, as compared to $13.5 million in the same prior year period. The segment’s operating margins were 30.1% and 23.7% for the first quarter of fiscal 2017 and fiscal 2016, respectively. The increase was attributable to increased volume associated with both our recent business acquisitions and organic growth as well as favorable foreign currency rate movements.

The Applied Sterilization Technologies segment’s operating income increased to $39.6 million for the first quarter of fiscal 2017, as compared to $16.5 million the same prior year period. The segment’s operating margins were 34.0% and 30.8% for the first quarter of fiscal 2017 and fiscal 2016, respectively. The increase was primarily the result of increased volume both from our Combination with Synergy and increased demand from core medical device customers.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$80,316	$41,153
Net cash used in investing activities	$(35,645)	$(67,800)
Net cash (used) provided by financing activities	$(43,008)	$50,232
Debt-to-total capital ratio	33.8%	38.5%
Free cash flow	$49,485	$17,663

Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $80.3 million for the first three months of fiscal 2017 as compared with $41.2 million for the first three months of fiscal 2016. The increase in cash flow from operations is primarily due to increased net income, partially offset by an increase in cash used to fund working capital requirements and higher year over year capital expenditures.

Net Cash Used In Investing Activities – The net cash used in investing activities totaled $35.6 million for the first three months of fiscal 2017 compared with $67.8 million for the first three months of fiscal 2016. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2017 and fiscal 2016:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $35.4 million for the first three months of fiscal 2017 as compared to $23.5 million during the same prior year period. The increase in capital expenditure in the fiscal 2017 period over the fiscal 2016 period is the result of the inclusion of capital expenditures related to the operations of Synergy and investments to expand capacity in certain of our Applied Sterilization Technologies facilities.

•
Investments in businesses, net of cash acquired – During the first three months of fiscal 2016, we used $44.3 million for acquisitions. For more information on our fiscal 2016 acquisitions refer to our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.

•
Purchase of investments – During the first quarter of fiscal 2017, we invested an additional $4.6 million in common stock of Servizi Italia, S.p.A., a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers.

Net Cash (Used In) Provided By Financing Activities – The net cash used by financing activities amounted to $43.0 million for the first three months of fiscal 2017 compared with net cash provided by financing activities of $50.2 million for the first three months of fiscal 2016. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2017 and fiscal 2016:

•
Proceeds from issuance of long-term obligations – On May 15, 2015, we issued $350.0 million aggregate principal amount of senior notes in a private placement, which are long-term obligations. Additional information regarding this indebtedness is included in the notes to our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.

•
Deferred financing fees and debt issuance costs – During the first three months of fiscal 2017, no deferred financing fees or debt issuance costs were incurred. During the first three months of fiscal 2016, we paid $2.0 million in financing fees and debt issuance costs related to our Credit Agreement and private placement debt. Additional information regarding our indebtedness is included in the notes to our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.

•
Payments on long-term obligations and credit facility, net – At June 30, 2016, we had $889.1 million of debt outstanding under our credit facilities, reflecting net payments of $16.1 million. At June 30, 2015, we had no debt outstanding under our revolving credit facility, reflecting net payments of $283.3 million.

•
Repurchases of shares – During the first three months of fiscal 2017, we obtained 104,626 of our shares in connection with share-based compensation award programs in the aggregate amount of $5.2 million. During the same period in fiscal 2016, we obtained 144,848 of our shares in connection with stock-based compensation award programs in the aggregate amount of $9.6 million.

•
Cash dividends paid to shareholders – During the first three months of fiscal 2017, we paid total cash dividends of $21.5 million, or $0.25 per outstanding share. During the first three months of fiscal 2016, we paid total cash dividends of $13.8 million, or $0.23 per outstanding share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first three months of fiscal 2017 and fiscal 2016, we received cash proceeds totaling $0.8 million and $4.9 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $49.5 million in the first three months of fiscal 2017 compared to $17.7 million in the prior year first three months (see the subsection above titled "Non-GAAP Financial Measures") for additional information and related reconciliation of cash flows from operations to free cash flow). The increase in free cash flow is primarily due to increased net income, partially offset by an increase in cash used to fund working capital requirements and higher year over year capital expenditures. Our debt-to-total capital ratio was 33.8% at June 30, 2016 and 38.5% at June 30, 2015.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016. Our commercial commitments were approximately $55.2 million at June 30, 2016 reflecting a net decrease of $1.4 million in surety bonds and other commercial commitments from March 31, 2016. We had $889.1 million of outstanding borrowings under the Credit Agreement as of June 30, 2016. There were no letters of credit outstanding under the Credit Agreement at June 30, 2016, but there were letters of credit outstanding under other arrangements at June 30, 2016.

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

Critical Accounting Policies, Estimates, and Assumptions

Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2016.

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

International Operations

Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the first quarter of fiscal 2017, our revenues were unfavorably impacted by $1.8 million, or 0.4%, and income before taxes was favorably impacted by $2.8 million, or 5.5%, as a result of foreign currency movements relative to the U.S. dollar.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, that have or are reasonably likely to have, a material current or future impact on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date specified in this Quarterly Report and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS’s other securities filings, including Item 1A of STERIS’s Annual Report on Form 10-K for the year ended March 31, 2016. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in this Quarterly Report or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) STERIS’s ability to meet expectations regarding the accounting and tax treatments of the Combination (the “Combination”) with STERIS Corporation and Synergy Health plc (“Synergy”), (b) the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in connection with the Combination within the expected time-frames or at all and to successfully integrate the operations of the companies, (c) the integration of the operations of the companies being more difficult, time-consuming or costly than expected, (d) operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the transaction, (e) the retention of certain key employees of Synergy being difficult, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including, changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA, warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in STERIS’s 10-K for the year ended March 31, 2016 and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (m) the impact on STERIS and its operations of the “Brexit,” (n) the possibility that anticipated financial results or benefits of recent acquisitions, including the Combination, or of STERIS’s restructuring efforts, or of recent divestitures, will not be realized or will be other than anticipated, and (o) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.

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

In the ordinary course of business, we are subject to interest rate, foreign currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016. Our exposures to market risks have not changed materially since March 31, 2016.

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
In connection with the Combination with Synergy, we began implementing standards and procedures at Synergy, including upgrading and establishing controls over accounting systems and adding consultants who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal controls over financial reporting at Synergy. These changes to the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2016 may materially affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding our legal proceedings is included in this Form 10-Q in note 9 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.

ITEM 1A.	RISK FACTORS

For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.
In addition, the following additional risk factor relates to the recent referendum in the United Kingdom.
On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. It is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. may have and how such withdrawal may affect the Company.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause our Customers to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2017, we obtained 104,626 of our ordinary shares in connection with stock based compensation award programs. We did not repurchase any of our shares during the first quarter of fiscal 2017. Twenty-four of our shares were purchased during the quarter at an average price of $69.16 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS plc

/s/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President, Chief Financial Officer and Treasurer
August 9, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.