Form 10-Q
period 2016-09-30
Steris plc
filed 2016-11-08
CIK 1624899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number 1-37614
STERIS plc
(Exact name of registrant as specified in its charter)

United Kingdom	98-1203539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Chancery House, 190 Waterside Road, Hamilton Industrial Park Leicester	LE51QZ
(Address of principal executive offices)	(Zip code)
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

The number of ordinary shares outstanding as of November 2, 2016: 85,199,072

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION

As used in this Quarterly Report on Form 10-Q, STERIS plc and its subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

ITEM 1.	FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2016	March 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$254,351	$248,841
Accounts receivable (net of allowances of $8,979 and $11,185, respectively)	441,294	471,523
Inventories, net	209,935	192,792
Prepaid expenses and other current assets	50,616	59,369
Total current assets	956,196	972,525
Property, plant, and equipment, net	1,039,783	1,064,319
Goodwill and intangibles, net	3,181,463	3,279,942
Other assets	33,183	29,630
Total assets	$5,210,625	$5,346,416
Liabilities and equity
Current liabilities:
Accounts payable	$116,350	$139,572
Accrued income taxes	16,278	13,683
Accrued payroll and other related liabilities	74,024	93,976
Accrued expenses and other	163,694	153,375
Total current liabilities	370,346	400,606
Long-term indebtedness	1,504,192	1,567,796
Deferred income taxes, net	247,713	254,824
Other liabilities	78,811	84,298
Total liabilities	$2,201,062	$2,307,524
Commitments and contingencies (see note 9)
Preferred shares, with £0.10 par value; 100 shares authorized; 100 issued and outstanding	15	15
Ordinary shares, with £0.10 par value; £17,006 shares aggregate par amount authorized; 85,380 and 85,920 ordinary shares issued and outstanding, respectively	2,112,834	2,151,719
Retained earnings	979,711	939,459
Accumulated other comprehensive (loss) income	(94,028)	(68,159)
Total shareholders’ equity	2,998,532	3,023,034
Noncontrolling interests	11,031	15,858
Total equity	3,009,563	3,038,892
Total liabilities and equity	$5,210,625	$5,346,416

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product	$292,216	$274,145	$563,966	$506,452
Service	354,199	215,752	720,827	423,347
Total revenues	646,415	489,897	1,284,793	929,799
Cost of revenues:
Product	155,110	148,088	297,809	277,944
Service	243,397	132,488	499,086	258,444
Total cost of revenues	398,507	280,576	796,895	536,388
Gross profit	247,908	209,321	487,898	393,411
Operating expenses:
Selling, general, and administrative	163,680	172,459	315,566	299,294
Research and development	14,617	14,255	29,045	28,020
Restructuring expenses	48	(56)	202	(782)
Total operating expenses	178,345	186,658	344,813	326,532
Income from operations	69,563	22,663	143,085	66,879
Non-operating expenses, net:
Interest expense	10,924	7,485	21,995	13,605
Interest income and miscellaneous expense	(284)	(227)	(778)	(709)
Total non-operating expenses, net	10,640	7,258	21,217	12,896
Income before income tax expense	58,923	15,405	121,868	53,983
Income tax expense	18,721	7,154	32,955	21,421
Net income	40,202	8,251	88,913	32,562
Less: Net income attributable to noncontrolling interests	(214)	(436)	95	(416)
Net income attributable to shareholders	$40,416	$8,687	$88,818	$32,978

Net income per share
Basic	$0.47	$0.15	$1.03	$0.55
Diluted	$0.47	$0.14	$1.03	$0.55
Cash dividends declared per share outstanding	$0.28	$0.25	$0.53	$0.48

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net income	$40,202	$8,251	$88,913	$32,562
Less: Net income (loss) attributable to noncontrolling interests	(214)	(436)	95	(416)
Net income attributable to shareholders	40,416	8,687	88,818	32,978

Other comprehensive income (loss)
Unrealized loss on available for sale securities, (net of taxes of $80, ($46), $114, and ($263), respectively)	26	(552)	(94)	(1,400)
Amortization of pension and postretirement benefit plans costs, (net of taxes of $242, $95, $482, and $189, respectively)	(390)	(227)	(780)	(380)
Pension settlement, (net of taxes of $0, $10,563, $0, and $10,563, respectively)	—	17,029	—	17,029
Change in cumulative foreign currency translation adjustment	(7,946)	(21,841)	(24,995)	(8,043)
Total other comprehensive (loss) income	(8,310)	(5,591)	(25,869)	7,206
Comprehensive income	$31,583	$3,096	$62,949	$40,184

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2016	2015
Operating activities:
Net income	$88,913	$32,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	103,861	46,098
Deferred income taxes	(4,606)	(8,903)
Share-based compensation expense	10,564	7,865
Pension settlement expense	—	26,515
Pension contributions made in settlement	—	(4,687)
Loss on the disposal of property, plant, equipment, and intangibles, net	281	103
Excess tax benefit from share-based compensation	—	(4,676)
Loss on sale of businesses, net	13,802	—
Other items	5,696	2,692
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	11,671	31,621
Inventories, net	(21,723)	(19,986)
Other current assets	6,216	(675)
Accounts payable	(16,954)	(17,325)
Accruals and other, net	(9,221)	(11,732)
Net cash provided by operating activities	188,501	79,472
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(73,866)	(39,928)
Proceeds from the sale of property, plant, equipment, and intangibles	4,763	38
Proceeds from the sale of businesses	131,586	—
Purchase of investments	(6,356)	—
Acquisition of businesses, net of cash acquired	(64,872)	(220,840)
Net cash used in investing activities	(8,745)	(260,730)
Financing activities:
Proceeds from issuance of long-term obligations	—	350,000
Payments on long-term obligations	(10,000)	—
Payments under credit facilities, net	(47,646)	(139,750)
Deferred financing fees and debt issuance costs	—	(2,426)
Acquisition related deferred or contingent consideration	(6,000)	—
Repurchases of ordinary shares	(59,895)	(12,974)
Cash dividends paid to ordinary shareholders	(45,585)	(28,740)
Proceeds from issuance of equity to minority shareholders	5,022	—
Stock option and other equity transactions, net	2,494	8,111
Excess tax benefit from share-based compensation	—	4,676
Net cash (used in) provided by financing activities	(161,610)	178,897
Effect of exchange rate changes on cash and cash equivalents	(12,636)	(3,141)
Increase (decrease) in cash and cash equivalents	5,510	(5,502)
Cash and cash equivalents at beginning of period	248,841	167,689
Cash and cash equivalents at end of period	$254,351	$162,187
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands, unless noted and except per share amounts)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

STERIS plc, a public limited company organized under the laws of England and Wales, was incorporated on October 9, 2014 as a private limited company and was re-registered effective November 2, 2015 as a public limited company under the name STERIS plc. New STERIS Limited was established to effect the combination (“Combination”) of STERIS Corporation, an Ohio corporation (“Old STERIS”), and Synergy Health plc, a public limited company organized under the laws of England and Wales (“Synergy”). The Combination closed on November 2, 2015 and as a result STERIS plc became the ultimate parent company of Old STERIS and Synergy. Synergy has been re-registered under the name Synergy Health Limited. The acquisition of Old STERIS was accounted for in the consolidated financial statements as a merger between entities under common control; accordingly the historical consolidated financial statements of Old STERIS for periods prior to November 2, 2015, are considered to be the historical financial statements of STERIS plc. Due to the timing of the Combination, the results of Synergy are only reflected in the results of operations of the Company from November 2, 2015 forward which affects comparability to the prior period historical operations of the Company throughout this Quarterly Report on Form 10-Q.

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and six month periods ended September 30, 2016 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2017.

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
First Quarter Fiscal 2017
As a result of the adoption of this standard, we recorded $3.5 million of excess tax benefits associated with share based compensation in the statement of income for the six months ended September 30, 2016 and have included the associated cash flows as cash provided by operating activities. Prior periods have not been restated.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

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
		N/A	We do not expect the adoption of this standard to have a material impact on our statements of consolidated financial position, results of operations and cash flows.
ASU 2016-15, "Statement of Cash Flows" (Topic 230)	August 2016
This update provides guidance on the following several specific cash flow issues: Debt prepayment or debt extinguishment costs, Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that period. Early adoption is permitted.
		N/A	We are in the process of evaluating the impact that the standard will have on our statement of cash flows.

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

2. Business Acquisitions and Divestitures
Fiscal 2017 Acquisitions
Compass Medical Inc
On September 16, 2016, we purchased the assets of Compass Medical, Inc., for approximately $16.0 million. The purchase price was financed with credit facility borrowings. Compass Medical, Inc. specializes in the sale and repair of flexible endoscopes. On an annual basis, Compass Medical, Inc. has generated revenues of approximately $6.0 million and will be integrated into our Healthcare Specialty Services segment.
Phoenix Surgical Holdings, Ltd. and Endo-Tek LLP
On August 31, 2016, we purchased 100% of the shares of Phoenix Surgical Holdings, Ltd. and the assets of Endo-Tek LLP for approximately $14.3 million combined. The purchase price was financed with cash on hand. On an annual basis, these operations, which specialize in the repair of endoscopes, generated approximately $8.0 million in combined revenue and will be integrated into our Healthcare Specialty Services segment.
Medisafe
On July 22, 2016, we purchased 100% of the shares of Medisafe Holdings, Ltd., a U.K. manufacturer of washer/disinfector equipment and related consumables and services for approximately $34.3 million. The purchase price was financed with cash on hand. On an annual basis, the Medisafe product line has generated approximately $18.0 million in revenue. The acquisition of Medisafe provides washer manufacturing and research and development capabilities in the U.K. Medisafe's products and services will be integrated into our Healthcare Products segment.
Fiscal 2016 Acquisitions
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
The purchase price allocation for Synergy is preliminary. We will finalize the fair values of assets acquired, liabilities assumed, and noncontrolling interests in the third quarter of fiscal 2017, and additional purchase price adjustments will be recorded. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. The finalization of the purchase accounting assessment will result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the our results of operations and financial position. Goodwill will be allocated to the Healthcare Products, Healthcare Specialty Services, and Applied Sterilization Technologies segments. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce, which are further described above. Goodwill recognized as a result of the acquisition is not deductible for tax purposes.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

The Consolidated Financial Statements include the operating results of acquisitions from the acquisition dates. The table below summarizes the preliminary allocation of the purchase price to the net assets acquired based on fair values at the acquisition date.

	Fiscal Year 2017 (1)			Fiscal Year 2016 (1)
	Medisafe	Compass	Phoenix and Endo-Tek	Synergy
Cash	$3,767	$—	$769	$53,057
Accounts receivable	3,703	262	1,123	107,341
Inventory	2,500	834	950	30,074
Property, plant and equipment	642	283	1,092	534,879
Other assets	—	445	46	19,708
Intangible assets	12,239	5,826	—	806,526
Goodwill	20,706	8,739	12,794	1,411,781
Total Assets	43,557	16,389	16,774	2,963,366

Current liabilities	(5,281)	(387)	(1,373)	(108,192)

Long-term indebtedness	—	—	—	(321,082)
Non-current liabilities	(227)	—	(295)	(230,544)
Total Liabilities	(5,508)	(387)	(1,668)	(659,818)

Net Assets	$38,049	$16,002	$15,106	$2,303,548
(1) Purchase price allocation are still preliminary as of September 30, 2016, as valuations have not been finalized.

Divestitures
Applied Infection Control
We completed the sale of our Applied Infection Control ("AIC") product line to DEB USA, Inc., a wholly-owned subsidiary of S.C Johnson & Son, Inc. Annual revenues for the AIC product line were typically less than $50 million and were included in the Healthcare Products segment. We recorded proceeds of $41.8 million and recognized a pre-tax gain on the sale of $35.0 million during the second quarter of 2017 in Selling, General, and Administrative Expense in the Consolidated Statement of Income.
UK Linen Management Services
We sold our UK Linen Management Services business to STAR Mayan Limited. Annual revenues for the UK Linen Management Services were approximately $50 million and were included in the Healthcare Specialty Services segment. We recorded proceeds of $65.0 million and recognized a pre-tax loss on the sale of $65.4 million after allocation of a portion of the identified intangibles and goodwill associated with the Combination with Synergy during the second quarter of 2017 in Selling, General, and Administrative Expense in the Consolidated Statement of Income.
Synergy Health Labs
We sold Synergy Health Laboratory Services to SYNLAB International. Annual revenues for the Synergy Health Labs were approximately $15 million and were included in the Applied Sterilization Technologies segment. We recorded proceeds of $24.9 million and recognized a pre-tax gain on the sale of $16.5 million during the second quarter of 2017 in Selling, General, and Administrative Expense in the Consolidated Statement of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

3. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	September 30, 2016	March 31, 2016
Land and land improvements (1)	$38,995	$39,051
Buildings and leasehold improvements	445,124	446,277
Machinery and equipment	550,003	580,962
Linens	30,234	42,354
Information systems	132,140	126,180
Radioisotope	441,582	434,152
Construction in progress (1)	100,158	79,291
Total property, plant, and equipment	1,738,236	1,748,267
Less: accumulated depreciation and depletion	(698,453)	(683,948)
Property, plant, and equipment, net	$1,039,783	$1,064,319

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	September 30, 2016	March 31, 2016
Raw materials	$68,476	$62,673
Work in process	23,481	19,614
Finished goods	153,902	146,820
LIFO reserve	(17,299)	(17,608)
Reserve for excess and obsolete inventory	(18,625)	(18,707)
Inventories, net	$209,935	$192,792

5. Debt

Indebtedness was as follows:

	September 30, 2016	March 31, 2016
Private Placement	$666,000	$666,000
Deferred financing costs	(3,178)	(3,420)
Credit Agreement	841,370	905,216
Total long term debt	$1,504,192	$1,567,796

Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016 dated May 31, 2016.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

6. Additional Consolidated Balance Sheet Information

Additional information related to our Consolidated Balance Sheets is as follows:

	September 30, 2016	March 31, 2016
Accrued payroll and other related liabilities:
Compensation and related items	$34,801	$30,175
Accrued vacation/paid time off	11,193	14,368
Accrued bonuses	12,892	31,502
Accrued employee commissions	11,826	13,809
Other postretirement benefit obligations-current portion	2,463	2,463
Other employee benefit plans obligations-current portion	849	1,659
Total accrued payroll and other related liabilities	$74,024	$93,976
Accrued expenses and other:
Deferred revenues	$66,792	$56,238
Self-insured risk reserves-current portion	9,120	8,266
Accrued dealer commissions	14,070	12,717
Accrued warranty	6,466	5,909
Other	67,246	70,245
Total accrued expenses and other	$163,694	$153,375
Other liabilities:
Self-insured risk reserves-long-term portion	$13,257	$13,257
Other postretirement benefit obligations-long-term portion	15,103	15,932
Defined benefit pension plans obligations-long-term portion	21,927	25,301
Other employee benefit plans obligations-long-term portion	4,063	4,366
Accrued long-term income taxes	3,779	—
Asset retirement obligation-long-term portion	10,033	10,342
Other	10,649	15,100
Total other liabilities	$78,811	$84,298

7. Income Tax Expense

The effective income tax rate for continuing operations for the three month period ended September 30, 2016 was 31.8% compared with 46.4% for the same prior year period. The effective income tax rates for the six month periods ended September 30, 2016 and 2015 were 27.0% and 39.7%, respectively. The fiscal 2017 rates were favorably impacted by benefits achieved in conjunction with the Combination with Synergy, the adoption of ASU 2016-09: "Stock Compensation: Improvements to Employee Share-Based Payment Accounting" (Topic 718), and discrete item adjustments related to future tax rate changes in the United Kingdom.

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
For the Three and Six Months Ended September 30, 2016 and 2015
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
The Synergy Radeberg and Synergy Allershausen Schemes are German defined benefit funded pension schemes which are closed to new entrants.
The Synergy Daniken Scheme is a Swiss defined benefit funded pension scheme.
Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	AMSCO Plan		Other Defined Benefit Pension Plan		Other Postretirement Benefits Plan
Three Months Ended September 30,	2016	2015	2016	2015	2016	2015
Service cost	$—	$11	$472	$—	$—	$—
Interest cost	—	224	189	—	139	148
Expected return on plan assets	—	(403)	—	—	—	—
Amortization of loss	—	241	—	—	184	207
Settlement	—	26,470	—	—	—	—
Amortization of prior service cost	—	—	—	—	(816)	(815)
Net periodic benefit cost	$—	$26,543	$661	$—	$(493)	$(460)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

	AMSCO Plan		Other Defined Benefit Pension Plan		Other Postretirement Benefits Plan
Six Months Ended September 30,	2016	2015	2016	2015	2016	2015
Service cost	$—	$27	$944	$—	$—	$—
Interest cost	—	560	378	—	277	296
Expected return on plan assets	—	(1,008)	—	—	—	—
Amortization of loss	—	602	—	—	369	414
Settlement	—	26,470	—	—	—	—
Amortization of prior service cost	—	—	—	—	(1,631)	(1,631)
Net periodic benefit cost	$—	$26,651	$1,322	$—	$(985)	$(921)

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

Finally, the Dutch linen business acquired in the Synergy combination participates in a multi-employer industry-wide defined benefit scheme. Participation in this pension plan is mandatory. The pension scheme is an average pay scheme with a conditional fee (indexation). Indexation of assets and liabilities granted under the pension scheme takes place only if and insofar as the resources of the fund allow for it and this decision is taken by the pension fund. The pension entitlements under the pension plan are fully reinsured. It is not possible to identify the share of the underlying assets, liabilities, and overall surplus/deficit of the scheme attributable to the business, because the scheme is industry-wide. Under the guidance provided in ASC 715, "Compensation-Retirement Benefits", the scheme is treated as a defined contribution scheme within our financial statements. The total cost charged to the income statement in respect to this scheme was $1,322 for the six months ended September 30, 2016.

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

On December 19, 2014, a purported shareholder of Old STERIS filed a Verified Stockholder Derivative Complaint in the Court of Common Pleas, Cuyahoga County, Ohio (the "Court"), against the members of Old STERIS’s board of directors and certain officers of Old STERIS, challenging the excise tax make-whole payments approved by Old STERIS’s board in connection with the Combination. Old STERIS was named as a nominal defendant in the action. The case is captioned St. Lucie County Fire District Firefighters’ Pension Trust Fund v. Rosebrough, Jr., et al., Case No. CV 14 837749 (the "Action"). On September 28, 2015, the defendants reached an agreement in principle with plaintiff, regarding a settlement of the Action, and that agreement is reflected in a memorandum of understanding. In connection with the contemplated settlement, Old STERIS agreed to make certain additional disclosures related to the make-whole payments, which disclosures were reported on Old STERIS's Form 8-K dated September 28, 2015, and also agreed not to grant any new stock compensation subject to
Section 4985 of the Internal Revenue Code to any of the individual defendants in the Action until six months following the closing date of the Combination. The parties have subsequently entered into and executed a stipulation of settlement, on a combined class and derivative basis, including agreement on a maximum fee/expense award to plaintiff's counsel. The stipulation of settlement, which is subject to customary conditions including approval of the Court following notice and hearing, has been filed with the Court along with a request for preliminary approval and the setting of a hearing date. A hearing on this matter has been scheduled by the Court for November 10, 2016. There can be no assurance that the Court will approve the proposed settlement and the settlement agreement may be terminated if Court approval is not obtained.
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
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statutes of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in note 7 to our consolidated financial statements titled, “Income Tax Expense” in this Quarterly Report on Form 10-Q.
Additional information regarding our contingencies is included in Item 2 titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations under "Contingencies".

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
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
The accounting policies for reportable segments are the same as those for the consolidated Company. Management evaluates performance and allocates resources based on a segment operating income measure. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which result in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare Products segment is responsible for the management of all but two manufacturing facilities and uses standard cost to sell products to the other segments. Corporate and other includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. Segment operating income excludes certain adjustments which include acquisition and integration related costs, amortization of acquired intangibles, gains or losses on divestiture of businesses, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by excluding these items they gain better insight and greater transparency of the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making
For the three and six month periods ended September 30, 2016, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

Financial information for each of our segments is presented in the following tables:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Healthcare Products	$304,797	$291,724	$586,095	$552,809
Healthcare Specialty Services	142,775	70,565	300,663	138,807
Life Sciences	81,485	71,040	162,674	127,812
Applied Sterilization Technologies	115,601	55,839	232,174	109,528
Corporate and other	1,757	729	3,187	843
Total revenues	$646,415	$489,897	$1,284,793	$929,799
Segment operating income:
Healthcare Products	$50,098	$40,414	$84,737	$69,764
Healthcare Specialty Services	2,175	5,092	5,493	8,992
Life Sciences	22,772	20,883	47,234	34,333
Applied Sterilization Technologies	40,761	17,493	80,364	34,036
Corporate and other	(4,741)	(4,034)	(5,237)	(5,932)
Total segment operating income	$111,065	$79,848	$212,591	$141,193
Less: Adjustments
Restructuring charges (1)	$48	$(15)	$202	$(464)
Amortization of acquired intangible assets (2)	17,779	6,682	37,308	12,703
Acquisition and integration related charges (3)	6,638	23,982	11,873	35,528
Loss on fair value adjustment of acquisition related contingent consideration	1,850	—	1,850	—
Net loss on divestiture of businesses (2)	13,802	—	13,802	—
Amortization of inventory and property "step up" to fair value (2)	1,385	21	4,471	32
Settlement of pension obligation (4)	—	26,515	—	26,515
Total operating income	$69,563	$22,663	$143,085	$66,879
(1) For more information related to restructuring, see our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.
(2) For more information regarding our recent acquisitions and divestitures see Note 2 titled, "Business Acquisitions and Divestitures", as well as our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.
(3) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(4) For more information regarding the settlement of our pension obligation see Note 8 titled "Benefit Plans", as well as our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Denominator (shares in thousands):
Weighted average shares outstanding—basic	85,851	59,897	85,944	59,832
Dilutive effect of share equivalents	482	473	482	496
Weighted average shares outstanding and share equivalents—diluted	86,333	60,370	86,426	60,328

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
(shares in thousands)
Number of share options	627	419	496	235

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

12. Repurchases of Shares

On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. During the first half of fiscal 2017, we repurchased 819,105 of our ordinary shares pursuant to this authorization, all of which were repurchased in the second quarter. During the first half of fiscal 2017, we obtained 127,520 of our ordinary shares in connection with share based compensation award programs.

13. Share-Based Compensation

We maintain a long-term incentive plan that makes available shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and share grants.

Stock options provide the right to purchase our shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally may cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of September 30, 2016, 5,588,018 shares remained available for grant under the long-term incentive plan. On November 8, 2016, we filed a Form S-8 to register an additional 4,031,196 shares to be made available for equity awards under the long-term incentive plan.

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

The following weighted-average assumptions were used for options granted during the first half of fiscal 2017 and 2016:

	Fiscal 2017	Fiscal 2016
Risk-free interest rate	1.29%	1.51%
Expected life of options	5.66 years	5.69 years
Expected dividend yield of stock	1.54%	1.40%
Expected volatility of stock	22.92%	25.06%

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

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2016	1,729,517	$44.01
Granted	402,141	69.85
Exercised	(81,539)	29.44
Forfeited	(9,226)	64.43
Canceled	(470)	25.98
Outstanding at September 30, 2016	2,040,423	$49.59	6.7 years	$47,968
Exercisable at September 30, 2016	1,206,956	$39.70	5.2 years	$40,310

We estimate that 815,069 of the non-vested stock options outstanding at September 30, 2016 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $73.10 closing price of our ordinary shares on September 30, 2016 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

The total intrinsic value of stock options exercised during the first half of fiscal 2017 and fiscal 2016 was $3,386 and $8,295, respectively. Net cash proceeds from the exercise of stock options were $2,494 and $8,111 for the first half of fiscal 2017 and fiscal 2016, respectively.

The weighted average grant date fair value of stock option grants was $13.42 and $14.66 for the first half of fiscal 2017 and fiscal 2016, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of September 30, 2016 and 2015 was $2,001 and $1,954, respectively.

A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2016	872,972	41,641	$51.98
Granted	226,027	19,634	69.86
Vested	(207,629)	(20,424)	40.49
Canceled	(26,603)	(2,275)	61.71
Non-vested at September 30, 2016	864,767	38,576	$59.43

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares that vested during the first half of fiscal 2017 was $7,971.

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

The tax benefit from share-based compensation was $3,454 and $4,676 for the first half of fiscal 2017 and fiscal 2016, respectively.

As of September 30, 2016, there was a total of $42,715 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.30 years.

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

Changes in our warranty liability during the first half of fiscal 2017 were as follows:

Balance, March 31, 2016	$5,909
Warranties issued during the period	5,897
Settlements made during the period	(5,340)
Balance, September 30, 2016	$6,466

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $37,213 and $33,416 as of September 30, 2016 and March 31, 2016, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenue is excluded from the table presented above.

15. Derivatives and Hedging

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At September 30, 2016, we held foreign currency forward contracts to buy 65.0 million Mexican pesos, 7.0 million British pounds sterling, 3.0 million euros, and 10.0 million Canadian dollars. At September 30, 2016 we held commodity swap contracts to buy 349.3 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Location	September 30, 2016	March 31, 2016	September 30, 2016	March 31, 2016
Prepaid & Other	$405	$145	$—	$—
Accrued expenses and other	$—	$—	$24	$122

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Six Months Ended September 30,
		2016	2015	2016	2015
Foreign currency forward contracts	Selling, general and administrative	$(531)	$(693)	$(1,550)	$(261)
Commodity swap contracts	Cost of revenues	$205	$(288)	$416	$(333)

Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $122,200 at September 30, 2016. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

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

The following table shows the fair value of our financial assets and liabilities at September 30, 2016 and March 31, 2016:

			Fair Value Measurements at September 30, 2016 and March 31, 2016 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	September 30	March 31	September 30	March 31	September 30	March 31	September 30	March 31
Assets:
Cash and cash equivalents (1)	$254,351	$248,841	$254,351	$225,090	$—	$23,751	$—	$—
Forward and swap contracts (2)	405	145	—	—	405	145	—	—
Investments (3)	11,768	6,192	11,768	6,192	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$24	$122	$—	$—	$24	$122	$—	$—
Deferred compensation plans (3)	1,735	1,765	1,735	1,765	—	—	—	—
Long term debt (4)	1,504,192	1,567,796	—	—	1,548,656	1,592,184	—	—
Contingent consideration obligations (5)	7,420	5,886	—	—	—	—	7,420	5,886

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2016 are summarized as follows:

Contingent Consideration
Balance at March 31, 2016	$5,886
Additions	2,348
Payments	(182)
Foreign currency translation adjustments (1)	(632)
Balance at September 30, 2016	$7,420
(1) Reported in other comprehensive income (loss).

Information regarding our investments is as follows:

			Investments at September 30, 2016 and March 31, 2016
	Cost		Unrealized Gains		Unrealized Losses (2)		Fair Value

	September 30	March 31	September 30	March 31	September 30	March 31	September 30	March 31
Available-for-sale securities:
Marketable equity securities (1)	$11,037	$4,681	$—	$—	$(918)	$(185)	$10,119	$4,496
Mutual funds	1,187	1,289	462	407	—	—	1,649	1,696
Total available-for-sale securities	$12,224	$5,970	$462	$407	$(918)	$(185)	$11,768	$6,192
(1) Our marketable equity securities have been in a unrealized loss position for less than 12 months.
(2) Amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2016 and 2015
(dollars in thousands)

17. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and six months ended September 30, 2016 were as follows:

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Foreign Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$(793)	$(673)	$4,718	$5,108	$(89,643)	$(72,594)	$(85,718)	$(68,159)
Other Comprehensive Income (Loss) before reclassifications	17	(131)	103	206	(7,946)	(24,995)	(7,826)	(24,920)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	9	37	(493)	(986)	—	—	(484)	(949)
Net current-period Other Comprehensive Income (Loss)	26	(94)	(390)	(780)	(7,946)	(24,995)	(8,310)	(25,869)
Balance at September 30, 2016	$(767)	$(767)	$4,328	$4,328	$(97,589)	$(97,589)	$(94,028)	$(94,028)

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of STERIS plc

We have reviewed the consolidated balance sheet of STERIS plc and subsidiaries (“the Company”) as of September 30, 2016, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended September 30, 2016 and 2015, and the consolidated statements of cash flows for the six-month periods ended September 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management.

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
November 8, 2016

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the second quarter and first half of fiscal 2017 and fiscal 2016. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

General Company Overview and Executive Summary
STERIS plc, a public limited company organized under the laws of England and Wales, was incorporated on October 9, 2014 as a private limited company and was re-registered effective November 2, 2015 as a public limited company under the name STERIS plc. New STERIS Limited was established to effect the combination (“Combination”) of STERIS Corporation, an Ohio corporation (“Old STERIS”), and Synergy Health plc, a public limited company organized under the laws of the England and Wales (“Synergy”). This Combination closed on November 2, 2015 and as a result STERIS plc became the ultimate parent company of Old STERIS and Synergy. Synergy has been re-registered under the name Synergy Health Limited. The Combination was accounted for in the consolidated financial statements as a merger between entities under common control; accordingly the historical consolidated financial statements of Old STERIS for periods prior to November 2, 2015 are considered to be the historical financial statements of STERIS plc.
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
We are actively pursuing new opportunities to adapt our proven technologies to meet the changing needs of the global marketplace. We are also executing on our strategic initiatives by expanding into adjacent markets with acquisitions, divesting non-core assets and integrating Synergy. During the quarter, we divested our Applied Infection Control ("AIC") product line (annual revenues of approximately $50 million) and two businesses acquired in the Combination with Synergy: UK Linen Management Services business (annual revenues of approximately $50 million) and Synergy Health Laboratory Services (annual revenues of approximately $15 million). Subsequent to the end of the fiscal 2017 second quarter, we also sold the assets associated with linen management services in the United States (annual revenues of approximately $50 million) that was also acquired in the Combination with Synergy.

Fiscal 2017 second quarter revenues were $646.4 million, representing an increase of 31.9% over the fiscal 2016 second quarter revenues of $489.9 million, reflecting growth within all reportable business segments including growth resulting from the Combination. Fiscal 2017 first half revenues were $1,284.8 million representing an increase of 38.2% over the first half of fiscal 2016 revenues of $929.8 million, also reflecting growth within all four business segments including growth resulting from the Combination.
Fiscal 2017 second quarter gross margin percentage was 38.4% compared with 42.7% for the fiscal 2016 second quarter. As anticipated, the addition of Synergy's hospital sterilization services and linen management businesses is a key factor in the declines in gross margin percentages. During the first half of fiscal 2017, gross margin percentage was 38.0% compared with 42.3% for the first half of fiscal 2016 primarily due to the Combination. We have applied our "four walls" approach to the operation of Synergy, which reports all direct and indirect costs related to the delivery of services as costs of goods sold. This approach caused additional costs to be included in costs of goods sold rather than in selling, general and administrative costs as Synergy would have previously reported.
Fiscal 2017 second quarter operating income was $69.6 million, compared to fiscal 2016 second quarter operating income of $22.7 million. During the first half of fiscal 2017, operating income was $143.1 million, compared to $66.9 million for the first half of fiscal 2016. The year over year increase is attributable to recent acquisitions, including the Combination and lower acquisition related expenses, partially offset by the net loss recognized on the divestiture of certain non-core assets.

Cash flows from operations were $188.5 million and free cash flow was $119.4 million in the first six months of fiscal 2017 compared to cash flows from operations of $79.5 million and free cash flow $39.6 million in the first six months of fiscal 2016, respectively (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The higher cash flow from operations and free cash flow as compared to the prior year period are primarily due to a reduction in acquisition related expenses and higher net income. Our debt-to-total capital ratio was 33.4% at September 30, 2016 and 34.2% at March 31, 2016. During the first six months of fiscal 2017, we declared and paid quarterly cash dividends of $0.53 per ordinary share.
Additional information regarding our financial performance during the fiscal second quarter and first six months of 2017 is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2017, our revenues were unfavorably impacted by $3.2 million, or 0.6%, and income before taxes was favorably impacted by $1.6 million, or 1.7%, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2017, our revenues were unfavorably impacted by $4.9 million, or 0.5%, and income before taxes was favorably impacted by $4.4 million, or 3.0%, as a result of foreign currency movements relative to the U.S. dollar.

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

The following table summarizes the calculation of our free cash flow for the six month periods ended September 30, 2016 and 2015:

	Six Months Ended September 30,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$188,501	$79,472
Purchases of property, plant, equipment and intangibles, net	(73,866)	(39,928)
Proceeds from the sale of property, plant, equipment and intangibles	4,763	38
Free cash flow	$119,398	$39,582

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and first half of fiscal 2017 compared with the same fiscal 2016 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three and six months ended September 30, 2016 to the revenues for the three and six months ended September 30, 2015:

	Three Months Ended September 30,
(dollars in thousands)	2016	2015	Change	Percent Change

Total revenues	$646,415	$489,897	$156,518	31.9%

Revenues by type:
Capital equipment revenues	152,640	152,038	602	0.4%
Consumable revenues	139,576	122,107	17,469	14.3%
Service revenues	354,199	215,752	138,447	64.2%

Revenues by geography:
United Kingdom revenues	53,369	11,746	41,623	354.4%
United States revenues	450,513	395,220	55,293	14.0%
Other foreign revenues	142,533	82,931	59,602	71.9%

	Six Months Ended September 30,
(dollars in thousands)	2016	2015	Change	Percent Change

Total revenues	$1,284,793	$929,799	$354,994	38.2%

Revenues by type:
Capital equipment revenues	278,725	270,258	8,467	3.1%
Consumable revenues	285,241	236,194	49,047	20.8%
Service revenues	720,827	423,347	297,480	70.3%

Revenues by geography:
United Kingdom revenues	123,808	21,915	101,893	464.9%
United States revenues	878,618	755,689	122,929	16.3%
Other foreign revenues	282,367	152,196	130,171	85.5%

Quarter over Quarter Comparison

Revenues increased $156.5 million, or 31.9%, to $646.4 million for the quarter ended September 30, 2016, as compared to $489.9 million for the same quarter in the prior year. This increase is attributable to recent acquisitions including the Combination with Synergy along with organic growth in all reportable business segments.

Capital equipment revenues increased 0.4% in the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016 with strength in the Life Science segment partially offset by softness in the Healthcare Products segment. Consumable revenues increased 14.3% for the quarter ended September 30, 2016, as compared to the prior year quarter, primarily due to recent acquisitions, along with organic growth in both the Healthcare Products and Life Sciences segments. Service revenues increased 64.2% in the second quarter of fiscal 2017 driven by the Combination with Synergy and organic growth in all reportable business segments.

United Kingdom revenues increased $41.6 million, or 354.4%, to $53.4 million for the quarter ended September 30, 2016, as compared to $11.7 million for the same prior year quarter. This increase reflects growth in capital, consumable and service revenues and is primarily attributable to the Combination with Synergy.
United States revenues increased $55.3 million, or 14.0%, to $450.5 million for the quarter ended September 30, 2016, as compared to $395.2 million for the same prior year quarter. This increase reflects year over year growth of 6.1%, 5.5% and 22.5% in capital equipment, consumable, and service revenues, respectively. The increases are attributable to acquisitions, including the Combination with Synergy, as well as organic growth.

Revenue from other foreign locations increased $59.6 million, or 71.9%, to $142.5 million for the quarter ended September 30, 2016, as compared to $82.9 million for the same prior year quarter. This increase reflects growth in the EMEA outside of the United Kingdom, as well as in the Asia Pacific and Latin American regions. The Combination with Synergy was a significant driver of the growth in the EMEA outside of the United Kingdom.

First Half over First Half Comparison

Revenues increased $355.0 million, or 38.2%, to $1,284.8 million for the six months ended September 30, 2016, as compared to $929.8 million for the same period in the prior year. This increase is primarily attributable to recent acquisitions including the Combination with Synergy but also reflects organic growth in all reportable business segments.

Capital equipment revenues increased 3.1% in the first six months of fiscal 2017, as compared to the same period in fiscal 2016. Most of the capital equipment revenues increase was in the United States although revenues also increased in the EMEA. Consumable revenues increased 20.8% for the six months ended September 30, 2016, as compared to the same period in the prior year, due, in part, to recent acquisitions, but also strong growth in both the Healthcare Products and Life Sciences segments. Service revenues increased 70.3% in the first half of fiscal 2017 driven by the Combination with Synergy and organic growth in all reportable business segments.

United Kingdom revenues increased $101.9 million, or 464.9%, to $123.8 million for the six months ended September 30, 2016, as compared to $21.9 million for the same period in the prior year. This increase reflects growth in capital, consumable and service revenues and is primarily attributable to the Combination with Synergy.
United States revenues increased $122.9 million, or 16.3%, to $878.6 million for the six months ended September 30, 2016, as compared to $755.7 million for the same period in the prior year. This increase reflects year over year growth of 6.2%, 12.1% and 23.3% in capital equipment, consumable and service revenues, respectively. The increases are attributable to acquisitions, including the Combination with Synergy, as well as organic growth.

Revenue from other foreign locations increased $130.2 million, or 85.5%, to $282.4 million for the six months ended September 30, 2016, as compared to $152.2 million for the same period in the prior year. This increase reflects growth in the EMEA outside of the United Kingdom, as well as in the Asia Pacific and Latin American regions. The Combination with Synergy was a significant driver of the growth in the EMEA outside of the United Kingdom.

Gross Profit. The following table compares our gross profit for the three months and six months ended September 30, 2016 to the three months and six months ended September 30, 2015:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2016	2015
Gross profit:
Product	$137,106	$126,057	$11,049	8.8%
Service	110,802	83,264	27,538	33.1%
Total gross profit	$247,908	$209,321	$38,587	18.4%
Gross profit percentage:
Product	46.9%	46.0%
Service	31.3%	38.6%
Total gross profit percentage	38.4%	42.7%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2016	2015
Gross profit:
Product	$266,157	$228,508	$37,649	16.5%
Service	221,741	164,903	56,838	34.5%
Total gross profit	$487,898	$393,411	$94,487	24.0%
Gross profit percentage:
Product	47.2%	45.1%
Service	30.8%	39.0%
Total gross profit percentage	38.0%	42.3%

Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit increased $38.6 million and declined 430 basis points as a percentage of revenues in the fiscal 2017 second quarter as compared to the fiscal 2016 second quarter. Our gross profit percentage was negatively impacted by the addition of Synergy's hospital sterilization services and linen management business (440 basis points), partially offset by the favorable impacts of the suspension of the Medical Device Excise Tax (40 basis points), foreign currency rate movements (30 basis points), and pricing and divestitures (20 basis points). We have applied our "four walls" approach to the operation of Synergy, which reports all direct and indirect costs related to the delivery of services as costs of goods sold. This approach caused additional costs to be included in costs of goods sold rather than in selling, general and administrative costs as Synergy would have previously reported.
Gross profit percentage for the first half of fiscal 2017 was 38.0% compared to the gross profit percentage in the first half of fiscal 2016 of 42.3%. The gross profit percentage decreased 430 basis points in the first half of fiscal 2017 over fiscal 2016. Our gross profit percentage was negatively impacted by the addition of Synergy's hospital sterilization services and linen management business (500 basis points), partially offset by the positive impact of foreign currency (40 basis points) and the suspension of the Medical Device Excise Tax (40 basis points).

Operating Expenses. The following table compares our operating expenses for the three months and six months ended September 30, 2016 to the three months and six months ended September 30, 2015:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2016	2015
Operating expenses:
Selling, general, and administrative	$163,680	$172,459	$(8,779)	(5.1)%
Research and development	14,617	14,255	362	2.5%
Restructuring expenses	48	(56)	104	NM
Total operating expenses	$178,345	$186,658	$(8,313)	(4.5)%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2016	2015
Operating expenses:
Selling, general, and administrative	$315,566	$299,294	$16,272	5.4%
Research and development	29,045	28,020	1,025	3.7%
Restructuring expenses	202	(782)	984	NM
Total operating expenses	$344,813	$326,532	$18,281	5.6%

NM - Not meaningful.

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A decreased 5.1% in the second quarter of fiscal 2017 over the second quarter of fiscal 2016. The decrease is primarily attributable to the $26.5 million expense associated with the settlement of a pension obligation and higher acquisition costs in fiscal 2016 due to the Combination with Synergy. SG&A increased 5.4% in the first half of fiscal 2017 over the first half of fiscal 2016, primarily due to a net loss of $13.8 million on divestitures in fiscal 2017 and higher amortization of acquired intangible assets.

Research and Development. For the three month period ended September 30, 2016, research and development expenses increased 2.5% over the same prior year period. For the first half of fiscal 2017, research and development expenses were $29.0 million, representing an increase of 3.7% over the first half of fiscal 2016. Contributing to these increases was the additional spending in connection with the development of Healthcare and Life Sciences products and accessories. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2017, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three months and six month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(dollars in thousands)	2016	2015	Change
Non-operating expenses, net:
Interest expense	$10,924	$7,485	$3,439
Interest income and miscellaneous expense	(284)	(227)	(57)
Non-operating expenses, net	$10,640	$7,258	$3,382

	Six Months Ended September 30,
(dollars in thousands)	2016	2015	Change
Non-operating expenses, net:
Interest expense	$21,995	$13,605	$8,390
Interest income and miscellaneous expense	(778)	(709)	(69)
Non-operating expenses, net	$21,217	$12,896	$8,321

Interest expense during fiscal 2017 increased due to higher interest costs resulting from additional borrowings under our credit facilities to fund acquisitions, including the Combination and the operations of acquired companies, and payments associated with paying off Synergy's debt. Year over year our weighted average cost of borrowing has decreased due to an increase in the proportion of lower-cost, variable-rate bank debt. Interest income and miscellaneous expense is immaterial.

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three months ended September 30, 2016 to the three months ended September 30, 2015:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2016	2015
Income tax expense	$18,721	$7,154	$11,567	161.7%
Effective income tax rate	31.8%	46.4%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2016	2015
Income tax expense	$32,955	$21,421	$11,534	53.8%
Effective income tax rate	27.0%	39.7%

The effective income tax rate for continuing operations for the three month period ended September 30, 2016 was 31.8% compared with 46.4% for the same prior year period. The effective income tax rates for the six month periods ended September 30, 2016 and 2015 were 27.0% and 39.7%, respectively. The fiscal 2017 rates were favorably impacted by benefits achieved in conjunction with the Combination with Synergy, the adoption of ASU 2016-09: "Stock Compensation: Improvements to Employee Share-Based Payment Accounting" (Topic 718), and discrete item adjustments related to future tax rate changes in the United Kingdom.

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

The accounting policies for reportable segments are the same as those for the consolidated Company. Management evaluates performance and allocates resources based on a segment operating income measure. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which result in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare Products segment is responsible for the management of all but two manufacturing facilities and uses standard cost to sell products to the other segments. Corporate and other includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. Segment operating income excludes certain adjustments which include acquisition and integration related costs, amortization of acquired intangibles, gains or losses on divestiture of businesses, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by excluding these items they gain better insight and greater transparency of the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making.
For the three and six month period ended September 30, 2016, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.

The following tables compares business segment revenues, segment operating income and total operating income for the three and six months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Healthcare Products	$304,797	$291,724	$586,095	$552,809
Healthcare Specialty Services	142,775	70,565	300,663	138,807
Life Sciences	81,485	71,040	162,674	127,812
Applied Sterilization Technologies	115,601	55,839	232,174	109,528
Corporate and other	1,757	729	3,187	843
Total revenues	$646,415	$489,897	$1,284,793	$929,799
Segment operating income:
Healthcare Products	$50,098	$40,414	$84,737	$69,764
Healthcare Specialty Services	2,175	5,092	5,493	8,992
Life Sciences	22,772	20,883	47,234	34,333
Applied Sterilization Technologies	40,761	17,493	80,364	34,036
Corporate and other	(4,741)	(4,034)	(5,237)	(5,932)
Total segment operating income	$111,065	$79,848	$212,591	$141,193
Less: Adjustments
Restructuring charges (1)	$48	$(15)	$202	$(464)
Amortization of acquired intangible assets (2)	17,779	6,682	37,308	12,703
Acquisition and integration related charges (3)	6,638	23,982	11,873	35,528
Loss on fair value adjustment of acquisition related contingent consideration	1,850	—	1,850	—
Net loss on divestiture of businesses (2)	13,802	—	13,802	—
Amortization of inventory and property "step up" to fair value (2)	1,385	21	4,471	32
Settlement of pension obligation (4)	—	26,515	—	26,515
Total operating income	$69,563	$22,663	$143,085	$66,879
(1) For more information related to restructuring, see our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.
(2) For more information regarding our recent acquisitions and divestitures see Note 2 titled, "Business Acquisitions and Divestitures", as well as our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.
(3) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.

(4) For more information regarding the settlement of our pension obligation see Note 8 titled "Benefit Plans", as well as our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.

Healthcare Product revenues increased 4.5% to $304.8 million for the quarter ended September 30, 2016, as compared to $291.7 million in the same prior year quarter. Fiscal 2017 second quarter revenues reflect an increase in consumable and service revenues of 14.6% and 2.5%, respectively. The increase in consumable revenues is attributable to acquisitions and organic growth. Capital equipment revenues were down 1.3% reflecting growth in the United States more than offset by softness in Canada, EMEA and the Latin American region. During the first half of fiscal 2017, Healthcare Product revenues increased 6.0% to $586.1 million for the six months ended September 30, 2016, as compared to $552.8 million in the same prior year period. The first six months of 2017 revenues reflect an increase in consumable and service revenues of 17.5% and 3.0%, respectively. The increase in consumable revenue is attributable to acquisitions and organic growth. Capital equipment revenues were down 0.7% as growth in the United States was offset by declines in all international geographic regions. At September 30, 2016, the Healthcare Products segment’s backlog amounted to $152.1 million, increasing $16.1 million, or 11.8%, compared to the backlog of $136.0 million at September 30, 2015.
Healthcare Specialty Services revenues increased 102.3% to $142.8 million for the quarter ended September 30, 2016, as compared to $70.6 million for the same prior year quarter. During the first half of 2017, Healthcare Specialty Services revenues increased 116.6% to $300.7 million for the six months ended September 30, 2016, as compared to $138.8 million for the same prior year period. The increases are primarily attributable to our Combination with Synergy but also reflect organic revenue growth.

Life Sciences revenues increased 14.7% to $81.5 million for the quarter ended September 30, 2016, as compared to $71.0 million for the same prior year quarter. This growth reflects increases of 5.7%, 16.2% and 21.4% in capital equipment, consumable and service revenues, respectively. These increases in consumable and service revenues are attributable to our recent acquisitions, organic growth and new service offerings. During the first half of fiscal 2017, Life Sciences revenues increased 27.3% to $162.7 million for the six months ended September 30, 2016, as compared to $127.8 million for the same prior year period. This growth reflects increases of 21.1%, 36.3% and 20.7% in capital equipment, consumable and service revenues, respectively. These increases in consumable and service revenues are primarily attributable to our recent acquisitions, organic growth and new service offerings. At September 30, 2016, the Life Sciences segment’s backlog amounted to $41.0 million, decreasing 13.4% or $6.3 million, compared to the backlog of $47.3 million at September 30, 2015.

Applied Sterilization Technologies segment revenues increased 107.0% to $115.6 million for the quarter ended September 30, 2016, as compared to $55.8 million for the same prior year quarter. During the first half of fiscal 2017, Applied Sterilization Technologies segment revenues increased 112.0% to $232.2 million for the six months ended September 30, 2016, as compared to $109.5 million for the same prior year period. Revenues in both periods were favorably impacted by our Combination with Synergy and increased volume from our core medical device Customers.

The Healthcare Products segment’s operating income increased $9.7 million to $50.1 million for the second quarter of fiscal 2017 as compared to $40.4 million in the same prior year period. The segment's operating margin was 16.4% for the first quarter of fiscal 2017 compared to 13.9% for the second quarter of fiscal 2016. During the first half of fiscal 2017, Healthcare Products segment’s operating income increased $15.0 million to $84.7 million as compared to $69.8 million in the same prior year period. The segment's operating margin was 14.5% for the first half of fiscal 2017 compared to 12.6% for the first half of fiscal 2016. The increases in the fiscal 2017 periods reflect the positive impact of operational efficiencies, favorable foreign currency rate movements, and the suspension of the medical device excise tax.

The Healthcare Specialty Services segment’s operating income decreased by $2.9 million to $2.2 million for the second quarter of fiscal 2017 primarily due to lower than anticipated revenue and continued investments in Instrument Management Services (IMS). The segment's operating margins were 1.5% and 7.2% for the second quarter of fiscal 2017 and fiscal 2016, respectively. During the first half of fiscal 2017, Healthcare Specialty Services segment’s operating income decreased by $3.5 million to 5.5 million. The segment's operating margins were 1.8% and 6.5% for the first half of fiscal 2017 and fiscal 2016, respectively. Lower than anticipated performance in IMS and the addition of Synergy's hospital sterilization services and linen management services are key factors in the operating margin decline.

The Life Sciences segment’s operating income increased to $22.8 million for the second quarter of fiscal 2017, as compared to $20.9 million in the same prior year period. The segment’s operating margins were 27.9% and 29.4% for the second quarter of fiscal 2017 and fiscal 2016, respectively. The increase in operating income was attributable to higher volume associated with both our recent business acquisitions and organic growth. The decrease in operating margin was attributable to unfavorable product mix within capital equipment and lower service parts volume. During the first half of fiscal 2017, Life Sciences segment’s operating income increased to $47.2 million for the first six months of fiscal 2017, as compared to $34.3 million in the same prior year period. The segment’s operating margins were 29.0% and 26.9% for the first half of fiscal 2017 and fiscal 2016, respectively. The increase in operating margin was attributable to higher volume, partially offset by lower product mix.

The Applied Sterilization Technologies segment’s operating income increased to $40.8 million for the second quarter of fiscal 2017, as compared to $17.5 million the same prior year period. The segment’s operating margins were 35.3% and 31.3% for the second quarter of fiscal 2017 and fiscal 2016, respectively. During the first half of fiscal year 2017, Applied Sterilization Technologies segment’s operating income increased to $80.4 million for the first six months of fiscal 2017, as compared to $34.0 million the same prior year period. The segment’s operating margins were 34.6% and 31.1% for the first half of fiscal 2017 and fiscal 2016, respectively. The increases were primarily the result of our Combination with Synergy and increased demand from our core medical device Customers.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the six months ended September 30, 2016 and 2015:

	Six Months Ended September 30,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$188,501	$79,472
Net cash used in investing activities	$(8,745)	$(260,730)
Net cash (used) provided by financing activities	$(161,610)	$178,897
Debt-to-total capital ratio	33.4%	43.2%
Free cash flow	$119,398	$39,582

Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $188.5 million for the first six months of fiscal 2017 as compared with $79.5 million for the first six months of fiscal 2016. The increase in cash flow from operations is primarily due to a reduction in acquisition and integration related expenses and higher net income.

Net Cash Used In Investing Activities – The net cash used in investing activities totaled $8.7 million for the first six months of fiscal 2017 compared with $260.7 million for the first six months of fiscal 2016. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2017 and fiscal 2016:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $73.9 million for the first six months of fiscal 2017 as compared to $39.9 million during the same prior year period. The increase in capital expenditure in the fiscal 2017 period over the fiscal 2016 period is the result of the inclusion of capital expenditures related to the operations of Synergy and investments to expand capacity in certain of our Applied Sterilization Technologies facilities.

•
Proceeds from the sale of business – During the first six months of fiscal 2017, we received $131.6 million for the proceeds from the sale of certain non-core businesses. For more information, refer to our note 2 to our consolidated financial statements, "Business Acquisitions and Divestitures".

•
Investments in businesses, net of cash acquired – During the first six months of fiscal 2017, we used $64.9 million for acquisitions as compared to $220.8 million for the same prior year period. For more information on our acquisitions, refer to our note 2 to our consolidated financial statements, "Business Acquisitions and Divestitures".

•
Purchase of investments – During the first six months of fiscal 2017, we invested an additional $6.4 million primarily in the common stock of Servizi Italia, S.p.A., a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers.

Net Cash (Used In) Provided By Financing Activities – The net cash used by financing activities amounted to $161.6 million for the first six months of fiscal 2017 compared with net cash provided by financing activities of $178.9 million for the first six months of fiscal 2016. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2017 and fiscal 2016:

•
Proceeds from issuance of long-term obligations – On May 15, 2015, we issued $350.0 million aggregate principal amount of senior notes in a private placement, which are long-term obligations. Additional information regarding this indebtedness is included in the notes to our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.

•
Deferred financing fees and debt issuance costs – During the first six months of fiscal 2017, no deferred financing fees or debt issuance costs were incurred. During the first six months of fiscal 2016, we paid $2.4 million in financing fees and debt issuance costs related to our Credit Agreement and private placement debt. Additional information regarding our indebtedness is included in the notes to our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.

•
Payments on long-term obligations and credit facility, net – At September 30, 2016, we had $841.4 million of debt outstanding under our bank credit facilities, reflecting net payments of $57.6 million. At September 30, 2015, we had $143.5 million of debt outstanding under our revolving credit facility, reflecting net payments of $139.8 million.

•
Repurchases of shares – During the first half of fiscal 2017, we paid for 763,171 of our ordinary shares in the aggregate amount of $54.3 million. During the first half of fiscal 2017, we obtained 127,520 of our ordinary shares in connection with share based compensation award programs in the aggregate amount of $5.6 million. During the same period in fiscal 2016, we obtained 191,959 of our shares in connection with stock-based compensation award programs in the aggregate amount of $13.0 million.

•
Cash dividends paid to shareholders – During the first six months of fiscal 2017, we paid total cash dividends of $45.6 million, or $0.00 per outstanding share. During the first six months of fiscal 2016, we paid total cash dividends of $28.7 million, or $0.48 per outstanding share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first six months of fiscal 2017 and fiscal 2016, we received cash proceeds totaling $2.5 million and $8.1 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $119.4 million in the first three months of fiscal 2017 compared to $39.6 million in the prior year first three months (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The increase in free cash flow is primarily due to a reduction in acquisition and integration related expenses and higher net income. Our debt-to-total capital ratio was 33.4% at September 30, 2016 and 43.2% at September 30, 2015.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016. Our commercial commitments were approximately $54.8 million at September 30, 2016 reflecting a net decrease of $1.8 million in surety bonds and other commercial commitments from March 31, 2016. We had $841.4 million of outstanding borrowings under the Credit Agreement as of September 30, 2016. There were no letters of credit outstanding under the Credit Agreement at September 30, 2016, but there were letters of credit outstanding under other arrangements at September 30, 2016.

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

International Operations

Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the second quarter of fiscal 2017, our revenues were unfavorably impacted by $3.2 million, or 0.6%, and income before taxes was favorably impacted by $1.6 million, or 1.7%, as a result of foreign currency movements relative to the U.S. dollar. During the first half of fiscal 2017, our revenues were unfavorably impacted by $4.9 million, or 0.5%, and income before taxes was favorably impacted by $4.4 million, or 3.0%, as a result of foreign currency movements relative to the U.S. dollar.

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
In connection with the Combination with Synergy, we began implementing standards and procedures at Synergy, including upgrading and establishing controls over accounting systems and adding consultants who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal controls over financial reporting at Synergy. These changes to the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2016 may materially affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 as well as the additional risk factors included in Item 1A. of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time. The repurchase program may be suspended or discontinued at any time. During the first half of fiscal 2017, we repurchased 819,105 of its ordinary shares pursuant to this authorization at an average price of $71.09. All of these shares were repurchased in the second quarter. As of September 30, 2016, $241.8 million in common shares remain authorized for repurchase under this authorization.

During the first half of fiscal 2017, we obtained 127,520 of our ordinary shares in connection with share based compensation award programs. The following table summarizes the ordinary shares repurchase activity during the second quarter of fiscal 2017 under our common share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
July 1-31	—		$—		—	$—
August 1-31	375,000		70.58		375,000	273,533
September 1-30	444,105		71.35		44,105	241,772
Total	819,105	(1)	$71.09	(1)	419,105	$241,772

(1)
Does not include 30 shares purchased during the quarter at an average price of $70.54 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of STERIS plc (filed as Exhibit 3.1 to STERIS plc Form 8-K filed November 6, 2015 (Commission File No. 1-37614) and incorporated herein by reference).

3.2	Amended Articles of Association of STERIS plc (Amended by Special Resolution passed on 2 August 2016).

4.1	Specimen Form Stock Certificate (filed as Exhibit 4.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).

10.1
STERIS plc 2006 Long-Term Equity Incentive Plan (as Amended and Restated Effective August 2, 2016) (filed as Appendix C to STERIS plc's definitive proxy statement on Schedule 14A filed June 13, 2016 (Commission File No. 001-37614) and incorporated herein by reference).

10.2
STERIS plc Senior Executive Management Incentive Compensation Plan, Effective April 1, 2016 (filed as Appendix B to STERIS plc's definitive proxy statement on Schedule 14A filed June 13, 2016 (Commission File No. 001-37614) and incorporated herein by reference).

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

STERIS plc

/s/ MICHAEL J. TOKICH
Michael J. Tokich Senior Vice President, Chief Financial Officer and Treasurer
November 8, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of STERIS plc (filed as Exhibit 3.1 to STERIS plc Form 8-K filed November 6, 2015 (Commission File No. 1-37614) and incorporated herein by reference).

3.2	Amended Articles of Association of STERIS plc (Amended by Special Resolution passed on 2 August 2016).

4.1	Specimen Form Stock Certificate (filed as Exhibit 4.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).

10.1
STERIS plc 2006 Long-Term Equity Incentive Plan (as Amended and Restated Effective August 2, 2016) (filed as Appendix C to STERIS plc's definitive proxy statement on Schedule 14A filed June 13, 2016 (Commission File No. 001-37614) and incorporated herein by reference).

10.2
STERIS plc Senior Executive Management Incentive Compensation Plan, Effective April 1, 2016 (filed as Appendix B to STERIS plc's definitive proxy statement on Schedule 14A filed June 13, 2016 (Commission File No. 001-37614) and incorporated herein by reference).

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