Form 10-Q
period 2016-12-31
Steris plc
filed 2017-02-08
CIK 1624899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number 1-37614
STERIS plc
(Exact name of registrant as specified in its charter)

United Kingdom	98-1203539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Chancery House, 190 Waterside Road, Hamilton Industrial Park Leicester	LE51QZ
(Address of principal executive offices)	(Zip code)
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

The number of ordinary shares outstanding as of February 3, 2017: 84,932,972

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION

As used in this Quarterly Report on Form 10-Q, STERIS plc and its subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

ITEM 1.	FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2016	March 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$264,857	$248,841
Accounts receivable (net of allowances of $8,819 and $11,185, respectively)	443,661	471,523
Inventories, net	209,714	192,792
Prepaid expenses and other current assets	52,109	59,369
Total current assets	970,341	972,525
Property, plant, and equipment, net	939,590	1,064,319
Goodwill and intangibles, net	2,941,933	3,279,942
Other assets	35,082	29,630
Total assets	$4,886,946	$5,346,416
Liabilities and equity
Current liabilities:
Accounts payable	$122,469	$139,572
Accrued income taxes	—	13,683
Accrued payroll and other related liabilities	71,448	93,976
Accrued expenses and other	156,136	153,375
Total current liabilities	350,053	400,606
Long-term indebtedness	1,507,039	1,567,796
Deferred income taxes, net	186,536	254,824
Other liabilities	73,208	84,298
Total liabilities	$2,116,836	$2,307,524
Commitments and contingencies (see Note 9)
Preferred shares, with £0.10 par value; 100 shares authorized; 100 issued and outstanding	15	15
Ordinary shares, with £0.10 par value; £17,006 shares aggregate par amount authorized; 84,928 and 85,920 ordinary shares issued and outstanding, respectively	2,082,921	2,151,719
Retained earnings	950,300	939,459
Accumulated other comprehensive loss	(274,558)	(68,159)
Total shareholders’ equity	2,758,678	3,023,034
Noncontrolling interests	11,432	15,858
Total equity	2,770,110	3,038,892
Total liabilities and equity	$4,886,946	$5,346,416

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues:
Product	$302,260	$305,156	$866,226	$811,608
Service	344,514	313,532	1,065,341	736,879
Total revenues	646,774	618,688	1,931,567	1,548,487
Cost of revenues:
Product	152,879	165,575	450,688	443,519
Service	236,286	214,932	735,372	473,376
Total cost of revenues	389,165	380,507	1,186,060	916,895
Gross profit	257,609	238,181	745,507	631,592
Operating expenses:
Selling, general, and administrative	158,760	177,319	474,326	476,613
Goodwill impairment loss	58,356	—	58,356	—
Research and development	14,591	14,334	43,636	42,354
Restructuring expenses	18	(194)	220	(976)
Total operating expenses	231,725	191,459	576,538	517,991
Income from operations	25,884	46,722	168,969	113,601
Non-operating expenses, net:
Interest expense	10,980	17,706	32,975	31,312
Interest income and miscellaneous expense	(539)	(406)	(1,317)	(1,116)
Total non-operating expenses, net	10,441	17,300	31,658	30,196
Income before income tax expense	15,443	29,422	137,311	83,405
Income tax expense	19,790	8,268	52,745	29,689
Net (loss) income	(4,347)	21,154	84,566	53,716
Less: Net income attributable to noncontrolling interests	649	1,109	744	693
Net (loss) income attributable to shareholders	$(4,996)	$20,045	$83,822	$53,023

Net income per share
Basic	$(0.06)	$0.26	$0.98	$0.81
Diluted	$(0.06)	$0.26	$0.97	$0.80
Cash dividends declared per share outstanding	$0.28	$0.25	$0.81	$0.73

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net (loss) income	$(4,347)	$21,154	$84,566	$53,716
Less: Net income attributable to noncontrolling interests	649	1,109	744	693
Net (loss) income attributable to shareholders	(4,996)	20,045	83,822	53,023

Other comprehensive (loss) income
Unrealized loss on available for sale securities, (net of taxes of $29, $6, $143, and $251, respectively)	(55)	11	(149)	(1,389)
Amortization of pension and postretirement benefit plans costs, (net of taxes of $241, $233, $723, and $468, respectively)	(391)	(377)	(1,171)	(757)
Pension settlement, (net of taxes of $0, $0, $0, and $10,563, respectively)	—	—	—	17,029
Change in cumulative foreign currency translation adjustment	(180,084)	(14,593)	(205,079)	(22,636)
Total other comprehensive loss	(180,530)	(14,959)	(206,399)	(7,753)
Comprehensive (loss) income	$(185,526)	$5,086	$(122,577)	$45,270

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2016	2015
Operating activities:
Net income	$84,566	$53,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	135,245	90,925
Deferred income taxes	46,753	(3,037)
Share-based compensation expense	14,393	12,240
Pension settlement expense	—	26,470
Pension contributions made in settlement	—	(4,641)
Loss on the disposal of property, plant, equipment, and intangibles, net	394	352
Excess tax benefit from share-based compensation	—	(5,909)
Loss on sale of businesses, net	42,771	—
Goodwill impairment loss	58,356	—
Other items	(26,637)	(18,163)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(213)	(3,070)
Inventories, net	(27,368)	(15,481)
Other current assets	4,223	(5,070)
Accounts payable	(5,778)	(17,893)
Accruals and other, net	(37,300)	(5,820)
Net cash provided by operating activities	289,405	104,619
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(112,225)	(82,117)
Proceeds from the sale of property, plant, equipment, and intangibles	4,785	400
Proceeds from the sale of businesses	136,255	—
Purchase of investments	(6,356)	—
Acquisition of businesses, net of cash acquired	(65,322)	(604,682)
Net cash used in investing activities	(42,863)	(686,399)
Financing activities:
Proceeds from issuance of long-term obligations	—	350,000
Payments on long-term obligations	(15,000)	—
(Payments) proceeds under credit facilities, net	(30,879)	348,670
Deferred financing fees and debt issuance costs	—	(5,094)
Acquisition related deferred or contingent consideration	(6,352)	—
Repurchases of ordinary shares	(95,188)	(14,069)
Cash dividends paid to ordinary shareholders	(69,411)	(43,728)
Proceeds from issuance of equity to minority shareholders	5,022	488
Stock option and other equity transactions, net	3,221	10,944
Excess tax benefit from share-based compensation	—	5,909
Net cash (used in) provided by financing activities	(208,587)	653,120
Effect of exchange rate changes on cash and cash equivalents	(21,939)	(7,669)
Increase in cash and cash equivalents	16,016	63,671
Cash and cash equivalents at beginning of period	248,841	167,689
Cash and cash equivalents at end of period	$264,857	$231,360
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, unless noted and except per share amounts)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

STERIS plc (“Parent”) was organized in 2014 under the name Solar New HoldCo Limited as a private limited company for the purpose of effecting under the laws of England and Wales the combination (“Combination”) of STERIS Corporation, an Ohio corporation (“Old STERIS”), and Synergy Health plc, a public limited company organized under the laws of England and Wales (“Synergy”). Effective November 2, 2015 the Parent was re-registered as a public company under the name STERIS plc and the Combination closed. As a result of the Combination closing, STERIS plc became the ultimate parent company of Old STERIS and Synergy. Synergy has been re-registered under the name of Synergy Health Limited. The acquisition of Old STERIS was accounted for in the consolidated financial statements as a merger between entities under common control; accordingly the historical consolidated financial statements of Old STERIS for periods prior to November 2, 2015, are considered to be the historical financial statements of STERIS plc. Due to the timing of the Combination, the results of Synergy are only reflected in the results of operations of the Company from November 2, 2015 forward which affects comparability to the prior period historical operations of the Company throughout this Quarterly Report on Form 10-Q.

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

Use of Estimates

We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2016 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2017.

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
First Quarter Fiscal 2017
As a result of the adoption of this standard, we recorded $4.3 million of excess tax benefits associated with share based compensation in the statement of income for the nine months ended December 31, 2016 and have included the associated cash flows as cash provided by operating activities. Prior periods have not been restated.

Standards that have yet to be adopted

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

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
Phoenix Surgical Holdings, Ltd. and Endo-Tek LLP
On August 31, 2016, we purchased 100% of the shares of Phoenix Surgical Holdings, Ltd. and the assets of Endo-Tek LLP for approximately $14.3 million combined, net of cash acquired. The purchase price was financed with cash on hand. On an annual basis, these operations, which specialize in the repair of endoscopes, generated approximately $8.0 million in combined revenue and will be integrated into our Healthcare Specialty Services segment.
Medisafe
On July 22, 2016, we purchased 100% of the shares of Medisafe Holdings, Ltd., a U.K. manufacturer of washer/disinfector equipment and related consumables and services for approximately $34.3 million, net of cash acquired. The purchase price was financed with cash on hand. On an annual basis, the Medisafe product line has generated approximately $18.0 million in revenue. The acquisition of Medisafe provides washer manufacturing and research and development capabilities in the U.K. Medisafe's products and services will be integrated into our Healthcare Products segment.
The Consolidated Financial Statements include the operating results of acquisitions from the acquisition dates. The table below summarizes the preliminary allocation of the purchase price to the net assets acquired based on fair values at the acquisition date for fiscal 2017 acquisitions.

	Medisafe (1)	Compass (1)	Phoenix and Endo-Tek (1)
Cash	$3,767	$—	$769
Accounts receivable	3,703	629	1,123
Inventory	2,500	659	950
Property, plant and equipment	642	13	1,092
Other assets	—	31	46
Intangible assets	12,239	5,992	—
Goodwill	20,706	8,987	12,794
Total Assets	43,557	16,311	16,774

Current liabilities	(5,281)	(309)	(1,373)

Non-current liabilities	(227)	—	(295)
Total Liabilities	(5,508)	(309)	(1,668)

Net Assets	$38,049	$16,002	$15,106
(1) Purchase price allocations are still preliminary as of December 31, 2016, as valuations have not been finalized.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

Fiscal 2016 Acquisitions
Synergy Health plc
On November 2, 2015, STERIS acquired all outstanding shares of Synergy in a cash and stock transaction valued at £24.80 ($38.17) per Synergy share, or a total of approximately $2.3 billion based on the low trading price of Old STERIS’s stock of $73.02 per share on November 2, 2015. The Combination brought together businesses that generate revenues from over 100 countries and that are geographically complementary. The Combination is expected to result in cost savings from optimizing global back-office infrastructure, leveraging best-demonstrated practices across plants, in-sourcing consumables, and eliminating redundant public company costs. Total costs of approximately $63,789 before tax, were incurred during fiscal year 2016 related to the Combination and are reported in Selling, general and administrative expense.
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

During the fiscal 2017 third quarter, adjustments were made to finalize the opening balance sheet fair value estimates. Adjustments related primarily to property, plant and equipment, intangible assets, and goodwill. The cumulative impact of the final purchase price allocation resulted in a cumulative decrease in depreciation, amortization and depletion expense of approximately $20 million, of which approximately $17 million was recorded within Selling, general and administrative expense and approximately $3 million was recorded within Cost of revenues on the Consolidated Statements of Income. The cumulative foreign currency translation adjustment recorded as a result of the balance sheet adjustments was approximately $170 million. The purchase price allocation below represents Synergy’s opening balance sheet as of November 2, 2015.

	November 2, 2015		November 2, 2015
	(as previously reported)	Adjustments	(revised)
Cash	$53,057	$—	$53,057
Accounts receivable	107,341	(4,248)	103,093
Inventory	30,074	—	30,074
Property, plant and equipment	534,879	(38,324)	496,555
Other assets	19,708	(533)	19,175
Intangible assets	806,526	(302,330)	504,196
Goodwill	1,411,781	273,743	1,685,524
Total Assets	2,963,366	(71,692)	2,891,674

Current liabilities	(108,192)	260	(107,932)

Long-term indebtedness	(321,082)	—	(321,082)
Non-current liabilities	(230,544)	71,432	(159,112)
Total Liabilities	(659,818)	71,692	(588,126)

Net Assets	$2,303,548	$—	$2,303,548
The fair value of machinery and equipment was primarily determined using the cost approach, considering replacement cost, reproduction costs and trend factors based on price indices, which are classified as level 2 inputs within the fair value hierarchy.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

The fair values of intangible assets were determined using an income approach considering useful lives, future revenues and margins, and a risk-adjusted discount rate, which are classified as level 3 inputs within the fair value hierarchy. The estimated fair values and useful lives of these intangible assets are as follows:

	Total	Useful Life
Customer relationships	$459,074	15 years
Trade names	19,404	15 years
Technology	25,718	6 years
Total intangible assets acquired	$504,196
During the third quarter of fiscal 2017, we adopted a new branding strategy change as part of the integration of certain Synergy Health operations into the Healthcare Specialty Services Segment. Under this new branding strategy, hospital sterilization services and instrument repair services will utilize the STERIS Instrument Management Services brand name. The Synergy Health trade name will be phased out with regard to these services by the end of fiscal 2017. As a result, we have shortened the estimated useful life of the Synergy Health trade name and have accelerated the corresponding amortization expense over the remainder of fiscal 2017. During the current-year quarter, $7,117 of additional amortization expense was recorded within the Selling, general and administrative expense line on the Consolidated Statements of Income.
Goodwill was allocated to the Applied Sterilization Technologies and Healthcare Specialty Services segments. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the expected revenue and cost synergies of the combined company and assembled workforce, which are further described above. Goodwill recognized as a result of the acquisition is not deductible for income tax reporting purposes.

Divestitures
US Linen Management Services
On November 3, 2016 we sold our Synergy Health US Linen Management Services business to SRI Healthcare LLC. Annual revenues for the US Linen Management Services were approximately $50 million and were included in the Healthcare Specialty Services segment. We recorded proceeds of $4.5 million and recognized a pre-tax loss on the sale, subject to final adjustments, of $29 million in Selling, general, and administrative expense in the Consolidated Statement of Income.
Synergy Health Labs
On September 2, 2016 we sold Synergy Health Laboratory Services to SYNLAB International. Annual revenues for the Synergy Health Labs were approximately $15 million and were included in the Applied Sterilization Technologies segment. We recorded proceeds of $25.0 million, net of cash divested, and recognized a pre-tax gain on the sale of $17.4 million in Selling, general, and administrative expense in the Consolidated Statement of Income.
Applied Infection Control
On August 31, 2016 we completed the sale of our Applied Infection Control ("AIC") product line to DEB USA, Inc., a wholly-owned subsidiary of S.C Johnson & Son, Inc. Annual revenues for the AIC product line were typically less than $50 million and were included in the Healthcare Products segment. We recorded proceeds of $41.8 million and recognized a pre-tax gain on the sale of $35.2 million in Selling, general, and administrative expense in the Consolidated Statement of Income.
UK Linen Management Services
On July 1, 2016 we sold our Synergy Health UK Linen Management Services business to STAR Mayan Limited. Annual revenues for the UK Linen Management Services were approximately $50 million and were included in the Healthcare Specialty Services segment. We recorded proceeds of $65.0 million, net of cash divested, and recognized a pre-tax loss on the sale of $66.4 million after allocation of a portion of the identified intangibles and goodwill associated with the Combination with Synergy in Selling, general, and administrative expense in the Consolidated Statement of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

3. Property, Plant and Equipment

Information related to the major categories of our depreciable assets is as follows:

	December 31, 2016	March 31, 2016
Land and land improvements (1)	$48,321	$39,051
Buildings and leasehold improvements	417,373	446,277
Machinery and equipment	562,485	580,962
Linens	11,126	42,354
Information systems	124,467	126,180
Radioisotope	413,095	434,152
Construction in progress (1)	69,309	79,291
Total property, plant, and equipment	1,646,176	1,748,267
Less: accumulated depreciation and depletion	(706,586)	(683,948)
Property, plant, and equipment, net	$939,590	$1,064,319

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

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

	December 31, 2016	March 31, 2016
Raw materials	$67,105	$62,673
Work in process	27,071	19,614
Finished goods	151,151	146,820
LIFO reserve	(17,299)	(17,608)
Reserve for excess and obsolete inventory	(18,314)	(18,707)
Inventories, net	$209,714	$192,792

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

5. Debt

Indebtedness was as follows:

	December 31, 2016	March 31, 2016
Private Placement	$666,000	$666,000
Deferred financing costs	(3,057)	(3,420)
Credit Agreement	844,096	905,216
Total long term debt	$1,507,039	$1,567,796

On January 23, 2017 we entered into a Note Purchase Agreement with various institutional investors providing for the private issuance and sale on February 27, 2017 of our fixed-rate Series A Senior Notes in the aggregate principal amount of $95 million, €99 million and £75 million, or a total of approximately $296 million based upon closing exchange rates as of the date of signing of the Note Purchase Agreement. The Company's obligations under the Note Purchase Agreement and the Senior Notes are unsecured but guaranteed by certain of the Company's subsidiaries pursuant to an Affiliate Guaranty, which also was executed on January 23, 2017. All or substantially all of the net proceeds of the sales will be used to repay floating-rate bank debt under the Company's bank credit facility, thereby increasing the Company's proportion of fixed-rate debt. Total debt levels for the Company are expected to remain relatively unchanged after giving effect to these actions.
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016 dated May 31, 2016.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information

Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2016	March 31, 2016
Accrued payroll and other related liabilities:
Compensation and related items	$26,345	$30,175
Accrued vacation/paid time off	11,580	14,368
Accrued bonuses	16,359	31,502
Accrued employee commissions	13,380	13,809
Other postretirement benefit obligations-current portion	2,463	2,463
Other employee benefit plans obligations-current portion	1,321	1,659
Total accrued payroll and other related liabilities	$71,448	$93,976
Accrued expenses and other:
Deferred revenues	$64,574	$56,238
Self-insured risk reserves-current portion	9,771	8,266
Accrued dealer commissions	14,953	12,717
Accrued warranty	6,576	5,909
Other	60,262	70,245
Total accrued expenses and other	$156,136	$153,375
Other liabilities:
Self-insured risk reserves-long-term portion	$13,257	$13,257
Other postretirement benefit obligations-long-term portion	14,545	15,932
Defined benefit pension plans obligations-long-term portion	20,097	25,301
Other employee benefit plans obligations-long-term portion	3,879	4,366
Accrued long-term income taxes	2,100	—
Asset retirement obligation-long-term portion	9,482	10,342
Other	9,848	15,100
Total other liabilities	$73,208	$84,298

7. Income Tax Expense

The effective income tax rate for continuing operations for the three month period ended December 31, 2016 was 128.1% compared with 28.1% for the same prior year period. The effective income tax rates for the nine month periods ended December 31, 2016 and 2015 were 38.4% and 35.6%, respectively. The fiscal 2017 rates were unfavorably impacted by non-deductible goodwill impairment charges occurring in the third quarter. The impairment charge was treated as a discrete item, as we have no history of goodwill impairment and there is presently no reasonable expectation of goodwill impairments in the future. The Combination with Synergy, the adoption of ASU 2016-09: "Stock Compensation: Improvements to Employee Share-Based Payment Accounting" (Topic 718), and discrete item adjustments related to future tax rate changes in the United Kingdom continue to favorably impact the fiscal 2017 rates.

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

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
In July 2014, the Board of Directors of American Sterilizer Company (“AMSCO”) approved the termination of the American Sterilizer Company Retirement Income Plan (“Plan”) effective October 1, 2014.  The Pension Benefit Guaranty Corporation ("PBGC") did not object to this termination and AMSCO received a favorable determination from the IRS regarding the termination. On August 19, 2015, AMSCO agreed to purchase an annuity contract from Massachusetts Mutual Life Insurance Company to provide Plan benefits. Plan assets were converted to cash to fund the purchase. The purchase price of the annuity contract was $51,805. An additional employer contribution of $4,641 was made to the Plan to fund the annuity purchase obligation on August 26, 2015. As a result of the purchase of the annuity, we recognized a pension settlement of $26,470 in fiscal 2016. In addition, plan benefits and benefit administration became the responsibility of the annuity provider. Additional information regarding this defined benefit pension plan and other postretirement benefits plan is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.
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
In previous years, Synergy sponsored a funded defined benefit arrangement in the Netherlands. This was a separate fund holding the pension scheme assets to meet long-term pension liabilities for past and present employees. Accrual of benefits ceased under the scheme effective January 1, 2013.
The Synergy Radeberg and Synergy Allershausen Schemes are German defined benefit funded pension schemes which are closed to new entrants.
The Synergy Daniken Scheme is a Swiss defined benefit funded pension scheme.
Components of the net periodic benefit cost for our defined benefit pension plans and other postretirement medical benefits plan were as follows:

	Other Defined Benefit Pension Plan		Other Postretirement Benefits Plan
Three Months Ended December 31,	2016	2015	2016	2015
Service cost	$472	$324	$—	$—
Interest cost	189	641	139	148
Expected return on plan assets	—	(506)	—	—
Amortization of loss	—	—	184	207
Amortization of prior service cost	—	—	(816)	(815)
Net periodic benefit cost	$661	$459	$(493)	$(460)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

	AMSCO Plan		Other Defined Benefit Pension Plan		Other Postretirement Benefits Plan
Nine Months Ended December 31,	2016	2015	2016	2015	2016	2015
Service cost	$—	$27	$1,416	$324	$—	$—
Interest cost	—	560	567	641	416	444
Expected return on plan assets	—	(1,008)	—	(506)	—	—
Amortization of loss	—	602	—	—	554	621
Settlement	—	26,470	—	—	—	—
Amortization of prior service cost	—	—	—	—	(2,447)	(2,445)
Net periodic benefit cost	$—	$26,651	$1,983	$459	$(1,477)	$(1,380)

We contribute amounts to the defined benefit pension plans at least sufficient to meet the minimum requirements of applicable employee benefit laws and local tax laws. We record liabilities for the difference between the fair value of the plan assets and the benefit obligation (the projected benefit obligation for pension plan and the accumulated postretirement benefit obligation for other postretirement benefits plan) on our accompanying Consolidated Balance Sheets.

Finally, the Dutch linen business acquired in the Synergy combination participates in a multi-employer industry-wide defined benefit scheme. Participation in this pension plan is mandatory. The pension scheme is an average pay scheme with a conditional fee (indexation). Indexation of assets and liabilities granted under the pension scheme takes place only if and insofar as the resources of the fund allow for it and this decision is taken by the pension fund. The pension entitlements under the pension plan are fully reinsured. It is not possible to identify the share of the underlying assets, liabilities, and overall surplus/deficit of the scheme attributable to the business, because the scheme is industry-wide. Under the guidance provided in ASC 715, "Compensation-Retirement Benefits", the scheme is treated as a defined contribution scheme within our financial statements. The total cost charged to the Consolidated Statements of Income in respect to this scheme was $1,983 for the nine months ended December 31, 2016.

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

On December 19, 2014, a purported shareholder of Old STERIS filed a Verified Stockholder Derivative Complaint in the Court of Common Pleas, Cuyahoga County, Ohio (the "Court"), against the members of Old STERIS’s board of directors and certain officers of Old STERIS, challenging the excise tax make-whole payments approved by Old STERIS’s board in connection with the Combination. Old STERIS was named as a nominal defendant in the action. The case is captioned St. Lucie County Fire District Firefighters’ Pension Trust Fund v. Rosebrough, Jr., et al., Case No. CV 14 837749 (the "Action"). On September 28, 2015, the defendants reached an agreement in principle with plaintiff, regarding a settlement of the Action, and that agreement is reflected in a memorandum of understanding. In connection with the contemplated settlement, Old STERIS agreed to make certain additional disclosures related to the make-whole payments, which disclosures were reported on Old STERIS's Form 8-K dated September 28, 2015, and also agreed not to grant any new stock compensation subject to
Section 4985 of the Internal Revenue Code to any of the individual defendants in the Action until six months following the closing date of the Combination. The parties have subsequently entered into and executed a stipulation of settlement, on a combined class and derivative basis, including agreement on a maximum fee/expense award to plaintiff's counsel. The stipulation of settlement, which was subject to customary conditions including approval of the Court following notice and hearing, was filed with the Court along with a request for preliminary approval and the setting of a hearing date. A hearing on this matter was held by the Court on November 10, 2016, and an order and judgment approving the settlement was issued on November 15, 2016.
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
Additional information regarding our contingencies is included in Item 2 titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations" under "Contingencies".

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

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
For the three and nine month periods ended December 31, 2016, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.
Financial information for each of our segments is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues:
Healthcare Products	$323,364	$316,251	$909,459	$869,060
Healthcare Specialty Services	133,485	129,135	434,148	267,942
Life Sciences	78,274	82,702	240,948	210,514
Applied Sterilization Technologies	110,401	90,225	342,575	199,753
Corporate and other	1,250	375	4,437	1,218
Total revenues	$646,774	$618,688	$1,931,567	$1,548,487
Segment operating income:
Healthcare Products	$65,213	$52,158	$149,965	$121,930
Healthcare Specialty Services	2,211	7,372	7,704	16,364
Life Sciences	23,937	24,115	71,171	58,448
Applied Sterilization Technologies	36,492	26,766	116,856	60,802
Corporate and other	(2,135)	(2,648)	(7,372)	(8,580)
Total segment operating income	$125,718	$107,763	$338,324	$248,964
Less: Adjustments
Restructuring charges (1)	$18	$(193)	$220	$(657)
Amortization of acquired intangible assets (2)	5,598	15,494	42,908	28,194
Acquisition and integration related charges (3)	7,032	41,726	18,893	77,254
Loss on fair value adjustment of acquisition related contingent consideration	—	—	1,850	—
Net loss on divestiture of businesses (2)	28,969	—	42,771	—
Amortization of inventory and property "step up" to fair value (2)	(139)	4,060	4,357	4,102
Settlement of pension obligation (4)	—	(46)	—	26,470
Goodwill impairment loss (5)	58,356	—	58,356	—
Total operating income	$25,884	$46,722	$168,969	$113,601

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

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
(5) For more information regarding the impairment of goodwill see Note 18 titled "Goodwill".

11. Shares and Preferred Shares

Common and Ordinary

We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method.

The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Denominator (shares in thousands):
Weighted average shares outstanding—basic	85,074	77,221	85,654	65,629
Dilutive effect of share equivalents	451	491	472	494
Weighted average shares outstanding and share equivalents—diluted	85,525	77,712	86,126	66,123

Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
(shares in thousands)
Number of share options	683	293	558	254

Preferred Shares
Pursuant to an engagement letter dated October 23, 2015, we issued 100,000 preferred shares, par value of £0.10 ($0.15) each, for an aggregate consideration of approximately $15, in satisfaction of debt owed to a service provider. The holders of the preferred shares are entitled to a fixed cumulative preferential annual dividend of 5 percent on the amount paid periodically on the preferred shares respectively held by them. On a return of capital of the Company whether on liquidation or otherwise, the holders of the preferred shares shall be entitled to receive out of the assets of the Company available for distribution to its shareholders the sum of £0.10 ($0.15) per preferred share plus any accrued but unpaid dividends, but will not be entitled to any further participation in the assets of the Company. The holders of the preferred shares will have no right to attend, speak or vote, whether in person or by proxy, at any general meeting of the Company or any meeting of a class of members of the Company in respect of the preferred shares and will not be entitled to receive any notice of meetings.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

12. Repurchases of Shares

On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. During the first nine months of fiscal 2017, we repurchased 1,254,821 of our ordinary shares pursuant to this authorization. During the first nine months of fiscal 2017, we obtained 160,798 of our ordinary shares in connection with share based compensation award programs.

13. Share-Based Compensation

We maintain a long-term incentive plan that makes available shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and share grants.

Stock options provide the right to purchase our shares at the market price on the date of grant, subject to the terms of the option plan and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally may cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of December 31, 2016, 5,621,002 shares remained available for grant under the long-term incentive plan.

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

The following weighted-average assumptions were used for options granted during the first nine months of fiscal 2017 and 2016:

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2016	1,729,517	$44.01
Granted	402,141	69.85
Exercised	(105,677)	30.69
Forfeited	(19,851)	61.95
Canceled	(470)	25.98
Outstanding at December 31, 2016	2,005,660	$49.71	6.4 years	$36,537
Exercisable at December 31, 2016	1,184,761	$39.82	5.0 years	$32,819

We estimate that 806,760 of the non-vested stock options outstanding at December 31, 2016 will ultimately vest.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $67.39 closing price of our ordinary shares on December 31, 2016 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.

The total intrinsic value of stock options exercised during the first nine months of fiscal 2017 and fiscal 2016 was $4,160 and $12,221, respectively. Net cash proceeds from the exercise of stock options were $3,221 and $10,908 for the first nine months of fiscal 2017 and fiscal 2016, respectively.

The weighted average grant date fair value of stock option grants was $13.42 and $14.66 for the first nine months of fiscal 2017 and fiscal 2016, respectively.

Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of December 31, 2016 and 2015 was $1,736 and $2,527, respectively.

A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2016	872,972	41,641	$51.98
Granted	238,653	19,634	69.98
Vested	(262,082)	(20,424)	40.32
Forfeited	(58,536)	(5,327)	62.98
Non-vested at December 31, 2016	791,007	35,524	$60.74

Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first nine months of fiscal 2017 was $11,391.

Restricted share units carry generally the same terms and vesting requirements as restricted stock except that they may be settled in stock or cash upon vesting. Those that are settled in cash are classified as liabilities. All outstanding cash-settled restricted share units vested during fiscal year 2016. The fair values of cash-settled restricted share units were revalued at each reporting date and the related liability and expense adjusted accordingly. All restricted shares outstanding will be settled in stock upon vesting.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

The tax benefit from share-based compensation was $4,290 and $5,909 for the first nine months of fiscal 2017 and fiscal 2016, respectively.

As of December 31, 2016, there was a total of $37,511 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.15 years.

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

Changes in our warranty liability during the first nine months of fiscal 2017 were as follows:

Balance, March 31, 2016	$5,909
Warranties issued during the period	8,386
Settlements made during the period	(7,719)
Balance, December 31, 2016	$6,576

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $33,467 and $33,416 as of December 31, 2016 and March 31, 2016, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenue is excluded from the table presented above.

15. Derivatives and Hedging

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At December 31, 2016, we held foreign currency forward contracts to buy 80.0 million Mexican pesos and 6.0 million Canadian dollars. At December 31, 2016 we held commodity swap contracts to buy 199.6 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Location	December 31, 2016	March 31, 2016	December 31, 2016	March 31, 2016
Prepaid & Other	$172	$145	$—	$—
Accrued expenses and other	$—	$—	$73	$122

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended December 31,		Nine Months Ended December 31,
		2016	2015	2016	2015
Foreign currency forward contracts	Selling, general and administrative	$(945)	$(380)	$(2,495)	$(642)
Commodity swap contracts	Cost of revenues	$(24)	$(159)	$392	$(491)

Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $108,935 at December 31, 2016. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

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

The following table shows the fair value of our financial assets and liabilities at December 31, 2016 and March 31, 2016:

			Fair Value Measurements at December 31, 2016 and March 31, 2016 Using
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	December 31	March 31	December 31	March 31	December 31	March 31	December 31	March 31
Assets:
Cash and cash equivalents (1)	$264,857	$248,841	$264,857	$225,090	$—	$23,751	$—	$—
Forward and swap contracts (2)	172	145	—	—	172	145	—	—
Investments (3)	11,309	6,192	11,309	6,192	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$73	$122	$—	$—	$73	$122	$—	$—
Deferred compensation plans (3)	1,757	1,765	1,757	1,765	—	—	—	—
Long term debt (4)	1,507,039	1,567,796	—	—	1,513,528	1,592,184	—	—
Contingent consideration obligations (5)	6,997	5,886	—	—	—	—	6,997	5,886

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

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

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2016 are summarized as follows:

Contingent Consideration
Balance at March 31, 2016	$5,886
Additions	1,352
Payments	(667)
Foreign currency translation adjustments (1)	426
Balance at December 31, 2016	$6,997
(1) Reported in other comprehensive income (loss).

Information regarding our investments is as follows:

			Investments at December 31, 2016 and March 31, 2016
	Cost		Unrealized Gains		Unrealized Losses (2)		Fair Value

	December 31	March 31	December 31	March 31	December 31	March 31	December 31	March 31
Available-for-sale securities:
Marketable equity securities (1)	$11,037	$4,681	$—	$—	$(1,405)	$(185)	$9,632	$4,496
Mutual funds	1,200	1,289	477	407	—	—	1,677	1,696
Total available-for-sale securities	$12,237	$5,970	$477	$407	$(1,405)	$(185)	$11,309	$6,192
(1) Our marketable equity securities have been in a unrealized loss position for less than 12 months.
(2) Amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

17. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and nine months ended December 31, 2016 were as follows:

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Foreign Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$(767)	$(673)	$4,328	$5,108	$(97,589)	$(72,594)	$(94,028)	$(68,159)
Other Comprehensive Income (Loss) before reclassifications	(68)	(199)	102	308	(180,084)	(205,079)	(180,050)	(204,970)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	13	50	(493)	(1,479)	—	—	(480)	(1,429)
Net current-period Other Comprehensive (Loss)	(55)	(149)	(391)	(1,171)	(180,084)	(205,079)	(180,530)	(206,399)
Balance at December 31, 2016	$(822)	$(822)	$3,937	$3,937	$(277,673)	$(277,673)	$(274,558)	$(274,558)

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2016 and 2015
(dollars in thousands, except as noted)

18. Goodwill

Changes to the carrying amount of goodwill for the nine months ended December 31, 2016 are as follows:

	Healthcare Products Segment	Healthcare Specialty Services Segment	Life Sciences Segment	Applied Sterilization Technologies Segment	Synergy Combination	Total
Balance at March 31, 2016	$363,770	$154,272	$147,334	$83,035	$1,408,192	$2,156,603
Goodwill acquired	20,706	21,781	—	—	—	42,487
Synergy allocation	—	376,807	—	1,308,717	(1,411,781)	273,743
Divestitures	—	(85,806)	—	—	—	(85,806)
Impairment	—	(58,356)	—	—	—	(58,356)
Foreign currency translation adjustments	(10,011)	(34,849)	(1,176)	(53,218)	3,589	(95,665)
Balance at December 31, 2016	$374,465	$373,849	$146,158	$1,338,534	$—	$2,233,006

During the first nine months of fiscal 2017, the increase in goodwill in the Healthcare Products segment primarily relates to the acquisition of Medisafe. The increase associated with the Healthcare Specialty Services and Applied Sterilization Technologies segments are primarily related to the allocation of Synergy goodwill after finalizing the opening balance sheet fair value estimates. The Healthcare Specialty Services segment was also impacted by the fiscal 2017 acquisitions of Compass Medical Inc. and Phoenix Surgical Holdings, Ltd. and Endo-Tek LLP, the UK Linen Management Services divestiture and the Synergy Health Netherlands goodwill impairment discussed below.

We evaluate the recoverability of recorded goodwill amounts annually during the third fiscal quarter, or when evidence of potential impairment exists. As a result of our annual goodwill impairment review for fiscal year 2017, we concluded that the carrying value of one our reporting units exceeded its fair value. The Synergy Health Netherlands linen management unit is reported within our Healthcare Specialty Services segment. Financial forecasts prepared for the annual assessment reflect pricing pressures, volume declines driven by overcapacity in the market, and a decline in the overall market size. These factors result in further degradation of the already low operating margin and cash flows of this unit. We incurred a goodwill impairment charge of $58,356 as a result, which is recorded within Goodwill impairment loss in the Consolidated Statements of Income. Fair market value of the reporting unit was determined using discounted cash flows and estimated fair market values. Fair value calculated using a discounted cash flow analysis is classified within level 3 of the fair value hierarchy and requires several assumptions including risk adjusted discount rates and financial forecasts.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of STERIS plc

We have reviewed the consolidated balance sheet of STERIS plc and subsidiaries (“the Company”) as of December 31, 2016, and the related consolidated statements of income and comprehensive (loss) income for the three- and nine-month periods ended December 31, 2016 and 2015, and the consolidated statements of cash flows for the nine-month periods ended December 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management.

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
February 8, 2017

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

As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the third quarter and first nine months of fiscal 2017 and fiscal 2016. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.

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

General Company Overview and Executive Summary

STERIS plc (“Parent”) was organized in 2014 under the name Solar New HoldCo Limited as a private limited company for the purpose of effecting under the laws of England and Wales the combination (“Combination”) of STERIS Corporation, an Ohio corporation (“Old STERIS”), and Synergy Health plc, a public limited company organized under the laws of England and Wales (“Synergy”). Effective November 2, 2015 the Parent was re-registered as a public company under the name STERIS plc and the Combination closed. As a result of the Combination closing, STERIS plc became the ultimate parent company of Old STERIS and Synergy. Synergy has been re-registered under the name of Synergy Health Limited. The acquisition of Old STERIS was accounted for in the consolidated financial statements as a merger between entities under common control; accordingly the historical consolidated financial statements of Old STERIS for periods prior to November 2, 2015, are considered to be the historical financial statements of STERIS plc.
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
We are actively pursuing new opportunities to adapt our proven technologies to meet the changing needs of the global marketplace. We are also executing on our strategic initiatives by expanding into adjacent markets with acquisitions, divesting non-core assets and integrating Synergy. During the first nine months of fiscal 2017, we divested our Applied Infection Control ("AIC") product line (annual revenues of approximately $50 million) and three businesses acquired in the Combination with Synergy: UK Linen Management Services business (annual revenues of approximately $50 million), US Linen Management Services business (annual revenues of approximately $50 million), and Synergy Health Laboratory Services (annual revenues of approximately $15 million).

Fiscal 2017 third quarter revenues were $646.8 million, representing an increase of 4.5% over the fiscal 2016 third quarter revenues of $618.7 million. This increase was primarily attributable to recent acquisitions including the Combination with Synergy along with organic revenue growth in three of our four reportable business segments, partially offset by divestitures and the negative impact of foreign currency. Revenues for the first nine months of fiscal 2017 were $1,931.6 million representing an increase of 24.7% over the first nine months of fiscal 2016 revenues of $1,548.5 million, reflecting growth within all four business segments including growth resulting from the Combination, partially offset by divestitures and the negative impact of foreign currency.
Fiscal 2017 third quarter gross margin percentage was 39.8% compared with 38.5% for the fiscal 2016 third quarter. The increase was primarily due to divestitures of certain lower margin operations and the positive impact of foreign currency, partially offset by the addition of Synergy's hospital sterilization services and linen management businesses. During the first nine months of fiscal 2017, gross margin percentage was 38.6% compared with 40.8% for the first nine months of fiscal 2016 primarily due to the Combination. We have applied our "four walls" approach to the operations of Synergy, which reports all direct and indirect costs related to the delivery of services as costs of goods sold. This approach caused additional costs to be included in costs of goods sold rather than in selling, general and administrative costs as Synergy would have previously reported.
Fiscal 2017 third quarter operating income was $25.9 million, compared to fiscal 2016 third quarter operating income of $46.7 million. The decrease was primarily due to the goodwill impairment loss relative to the Synergy Health Netherlands linen management unit recorded in the third quarter of fiscal 2017. During the first nine months of fiscal 2017, operating income was $169.0 million, compared to $113.6 million for the first nine months of fiscal 2016. The year over year increase is attributable to growth, margin improvements, recent acquisitions, including the Combination and lower acquisition related expenses, partially offset by the goodwill impairment loss and the net loss recognized on the divestiture of certain non-core assets.

Cash flows from operations were $289.4 million and free cash flow was $182.0 million in the first nine months of fiscal 2017 compared to cash flows from operations of $104.6 million and free cash flow $22.9 million in the first nine months of fiscal 2016, respectively (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The higher cash flow from operations and free cash flow as compared to the prior year period are primarily due to higher net income and a reduction in acquisition related expenses. Our debt-to-total capital ratio was 35.3% at December 31, 2016 and 34.2% at March 31, 2016. During the first nine months of fiscal 2017, we declared and paid quarterly cash dividends of $0.81 per ordinary share.
Additional information regarding our financial performance during the fiscal third quarter and first nine months of 2017 is included in the subsection below titled “Results of Operations.”

Matters Affecting Comparability

International Operations. Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2017, our revenues were unfavorably impacted by $10.2 million, or 1.6%, and income before taxes was favorably impacted by $11.5 million as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2017, our revenues were unfavorably impacted by $15.2 million, or 0.8%, and income before taxes was favorably impacted by $16.4 million as a result of foreign currency movements relative to the U.S. dollar.

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
The following table summarizes the calculation of our free cash flow for the nine month periods ended December 31, 2016 and 2015:

	Nine Months Ended December 31,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$289,405	$104,619
Purchases of property, plant, equipment and intangibles, net	(112,225)	(82,117)
Proceeds from the sale of property, plant, equipment and intangibles	4,785	400
Free cash flow	$181,965	$22,902

Results of Operations

In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and first nine months of fiscal 2017 compared with the same fiscal 2016 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three and nine months ended December 31, 2016 to the revenues for the three and nine months ended December 31, 2015:

	Three Months Ended December 31,
(dollars in thousands)	2016	2015	Change	Percent Change

Total revenues	$646,774	$618,688	$28,086	4.5%

Revenues by type:
Capital equipment revenues	168,804	167,815	989	0.6%
Consumable revenues	133,456	137,340	(3,884)	(2.8)%
Service revenues	344,514	313,533	30,981	9.9%

Revenues by geography:
United Kingdom revenues	52,316	51,468	848	1.6%
United States revenues	447,573	438,250	9,323	2.1%
Other foreign revenues	146,885	128,970	17,915	13.9%

	Nine Months Ended December 31,
(dollars in thousands)	2016	2015	Change	Percent Change

Total revenues	$1,931,567	$1,548,487	$383,080	24.7%

Revenues by type:
Capital equipment revenues	447,529	438,074	9,455	2.2%
Consumable revenues	418,697	373,534	45,163	12.1%
Service revenues	1,065,341	736,879	328,462	44.6%

Revenues by geography:
United Kingdom revenues	176,124	73,382	102,742	140.0%
United States revenues	1,326,190	1,193,940	132,250	11.1%
Other foreign revenues	429,253	281,165	148,088	52.7%

Quarter over Quarter Comparison

Revenues increased $28.1 million, or 4.5%, to $646.8 million for the quarter ended December 31, 2016, as compared to $618.7 million for the same quarter in the prior year. This increase is attributable to recent acquisitions, including the Combination with Synergy, along with organic growth in three of our four reportable business segments, partially offset by divestitures and the negative impact of foreign currency.

Capital equipment revenues were relatively flat, increasing 0.6% in the third quarter of fiscal 2017, as compared to the third quarter of fiscal 2016. Healthcare Product capital equipment revenues grew 5.7%, but were largely offset by a 28.5% decline in Life Sciences revenue. Consumable revenues decreased 2.8% for the quarter ended December 31, 2016, as compared to the prior year quarter, as 3.7% growth within the Life Sciences segment was more than offset by a decline in the Healthcare Products segment due primarily to the sale of the AIC product line. Service revenues increased 9.9% in the third quarter of fiscal 2017 driven by the Combination with Synergy and organic growth in all reportable business segments.

United Kingdom revenues increased $0.8 million, or 1.6%, to $52.3 million for the quarter ended December 31, 2016, as compared to $51.5 million for the same prior year quarter despite the negative impact of foreign currency. This increase reflects growth in capital equipment and consumable revenues and is primarily attributable to acquisitions. Service revenues declined as the impact of divestitures more than offset growth in other businesses.
United States revenues increased $9.3 million, or 2.1%, to $447.6 million for the quarter ended December 31, 2016, as compared to $438.3 million for the same prior year quarter. This increase reflects year over year growth of 3.3% and 4.6% in capital equipment and service revenues, respectively. The increases are attributable to acquisitions, including the Combination with Synergy, as well as organic growth. Consumable revenues in the United States declined 4.8% primarily due to the sale of the AIC product line.

Revenue from other foreign locations increased $17.9 million, or 13.9%, to $146.9 million for the quarter ended December 31, 2016, as compared to $129.0 million for the same prior year quarter. This increase reflects growth in the EMEA outside of the United Kingdom, as well as in the Asia Pacific region offset by a slight decline in the Latin American region. The Combination with Synergy was a key driver of the growth in the EMEA outside of the United Kingdom.

First Nine Months over First Nine Months Comparison

Revenues increased $383.1 million, or 24.7%, to $1,931.6 million for the nine months ended December 31, 2016, as compared to $1,548.5 million for the same period in the prior year. This increase is primarily attributable to recent acquisitions including the Combination with Synergy but also reflects organic growth in all reportable business segments, partially offset by divestitures and the negative impact of foreign currency.

Capital equipment revenues increased 2.2% in the first nine months of fiscal 2017, as compared to the same period in fiscal 2016. Growth in the United States and United Kingdom was partially offset by declines in other foreign regions. Consumable revenues increased 12.1% for the nine months ended December 31, 2016, as compared to the same period in the prior year. This increase was due, in part, to recent acquisitions, but also strong growth in both the Healthcare Products and Life Sciences segments, partially offset by the sale of the AIC product line. Service revenues increased 44.6% in the first nine months of fiscal 2017 driven by the Combination with Synergy and organic growth in all reportable business segments.

United Kingdom revenues increased $102.7 million, or 140.0%, to $176.1 million for the nine months ended December 31, 2016, as compared to $73.4 million for the same period in the prior year despite the negative impact of foreign currency. This increase reflects growth in capital equipment, consumable and service revenues and is primarily attributable to the Combination with Synergy.
United States revenues increased $132.3 million, or 11.1%, to $1,326.2 million for the nine months ended December 31, 2016, as compared to $1,193.9 million for the same period in the prior year. This increase reflects year over year growth of 5.2%, 6.1% and 16.4% in capital equipment, consumable and service revenues, respectively. The increases are attributable to acquisitions, including the Combination with Synergy, as well as organic growth, partially offset by divestitures.

Revenue from other foreign locations increased $148.1 million, or 52.7%, to $429.3 million for the nine months ended December 31, 2016, as compared to $281.2 million for the same period in the prior year. This increase reflects growth in the EMEA outside of the United Kingdom, as well as in the Asia Pacific and Latin American regions. The Combination with Synergy was a significant driver of the growth in the EMEA outside of the United Kingdom.

Gross Profit. The following table compares our gross profit for the three months and nine months ended December 31, 2016 to the three months and nine months ended December 31, 2015:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2016	2015
Gross profit:
Product	$149,381	$139,581	$9,800	7.0%
Service	108,228	98,600	9,628	9.8%
Total gross profit	$257,609	$238,181	$19,428	8.2%
Gross profit percentage:
Product	49.4%	45.7%
Service	31.4%	31.4%
Total gross profit percentage	39.8%	38.5%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2016	2015
Gross profit:
Product	$415,536	$368,089	$47,447	12.9%
Service	329,969	263,503	66,466	25.2%
Total gross profit	$745,505	$631,592	$113,913	18.0%
Gross profit percentage:
Product	48.0%	45.4%
Service	31.0%	35.8%
Total gross profit percentage	38.6%	40.8%
Our gross profit percentage is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit increased $19.4 million, and 130 basis points as a percentage of revenues, in the fiscal 2017 third quarter as compared to the fiscal 2016 third quarter. The increase in our gross profit percentage was primarily due to the favorable impact of divestitures of lower margin operations (140 basis points) and foreign currency (60 basis points), partially offset by the addition of Synergy's hospital sterilization services and linen management business (110 basis points). We have applied our "four walls" approach to the operation of Synergy, which reports all direct and indirect costs related to the delivery of services as costs of goods sold. This approach caused additional costs to be included in costs of goods sold rather than in selling, general and administrative costs as Synergy would have previously reported.
Gross profit percentage for the first nine months of fiscal 2017 was 38.6% compared to the gross profit percentage in the first nine months of fiscal 2016 of 40.8%. The gross profit percentage decreased 220 basis points in the first nine months of fiscal 2017 over fiscal 2016. Our gross profit percentage was negatively impacted by the addition of Synergy's hospital sterilization services and linen management business (350 basis points), partially offset by the positive impact of the divestiture of lower margin operations (60 basis points), foreign currency (50 basis points) and the suspension of the Medical Device Excise Tax (40 basis points).

Operating Expenses. The following table compares our operating expenses for the three months and nine months ended December 31, 2016 to the three months and nine months ended December 31, 2015:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2016	2015
Operating expenses:
Selling, general, and administrative	$158,760	$177,319	$(18,559)	(10.5)%
Goodwill impairment loss	58,356	—	58,356	NM
Research and development	14,591	14,334	257	1.8%
Restructuring expenses	18	(194)	212	NM
Total operating expenses	$231,725	$191,459	$40,266	21.0%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2016	2015
Operating expenses:
Selling, general, and administrative	$474,326	$476,613	$(2,287)	(0.5)%
Goodwill impairment loss	58,356	—	58,356	NM
Research and development	43,636	42,354	1,282	3.0%
Restructuring expenses	220	(976)	1,196	NM
Total operating expenses	$576,538	$517,991	$58,547	11.3%

NM - Not meaningful.

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A decreased 10.5% in the third quarter of fiscal 2017 over the third quarter of fiscal 2016. The decrease is primarily attributable to higher acquisition costs in fiscal 2016 due to the Combination with Synergy. SG&A decreased 0.5% in the first nine months of fiscal 2017 over the first nine months of fiscal 2016, primarily due to lower acquisition costs in fiscal 2017 and lower amortization expense as a result of the adjustments to Synergy intangibles, partially offset by a net loss on divestitures in fiscal 2017.

Goodwill impairment loss. Goodwill impairment loss was $58.3 million for the three and nine month periods ended December 31, 2016 as a result of our annual goodwill impairment review in the third quarter relative to the Synergy Health Netherlands linen management unit.

Research and Development. For the three month period ended December 31, 2016, research and development expenses increased 1.8% over the same prior year period. For the first nine months of fiscal 2017, research and development were $43.6 million, representing an increase of 3.0% over the first nine months of fiscal 2016. Contributing to these increases was the additional spending in connection with the development of Healthcare and Life Sciences products and accessories. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2017, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three months and nine month periods ended December 31, 2016 and 2015:

	Three Months Ended December 31,
(dollars in thousands)	2016	2015	Change
Non-operating expenses, net:
Interest expense	$10,980	$17,706	$(6,726)
Interest income and miscellaneous expense	(539)	(406)	(133)
Non-operating expenses, net	$10,441	$17,300	$(6,859)

	Nine Months Ended December 31,
(dollars in thousands)	2016	2015	Change
Non-operating expenses, net:
Interest expense	$32,975	$31,312	$1,663
Interest income and miscellaneous expense	(1,317)	(1,116)	(201)
Non-operating expenses, net	$31,658	$30,196	$1,462

Interest expense decreased during the third quarter of fiscal 2017 as compared to the third quarter of fiscal 2016 primarily due to one time payments made in the third quarter of fiscal 2016 associated with the payoff of Synergy's debt. Interest expense increased during the first nine months of fiscal 2017 as compared to 2016 primarily due to higher debt levels resulting from additional borrowings to fund acquisitions, including the Combination, and the operations of acquired companies. Additionally, the weighted average interest rate was higher as of December 31, 2016 than December 31, 2015. Interest income and miscellaneous expense is immaterial.

Income Tax Expense. The following tables compare our income tax expense and effective income tax rates for the three and nine months ended December 31, 2016 and December 31, 2015:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2016	2015
Income tax expense	$19,790	$8,268	$11,522	139.4%
Effective income tax rate	128.1%	28.1%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2016	2015
Income tax expense	$52,745	$29,689	$23,056	77.7%
Effective income tax rate	38.4%	35.6%

The effective income tax rate for continuing operations for the three month period ended December 31, 2016 was 128.1% compared with 28.1% for the same prior year period. The effective income tax rates for the nine month periods ended December 31, 2016 and 2015 were 38.4% and 35.6%, respectively. The fiscal 2017 rates were unfavorably impacted by non-deductible goodwill impairment charges occurring in the third quarter. The impairment charge was treated as a discrete item, as we have no history of goodwill impairment and there is presently no reasonable expectation of goodwill impairments in the future. The Combination with Synergy, the adoption of ASU 2016-09: "Stock Compensation: Improvements to Employee Share-Based Payment Accounting" (Topic 718), and discrete item adjustments related to future tax rate changes in the United Kingdom continue to favorably impact the fiscal 2017 rates.

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
For the three and nine month period ended December 31, 2016, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.

The following tables compares business segment revenues, segment operating income and total operating income for the three and nine months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues:
Healthcare Products	$323,364	$316,251	$909,459	$869,060
Healthcare Specialty Services	133,485	129,135	434,148	267,942
Life Sciences	78,274	82,702	240,948	210,514
Applied Sterilization Technologies	110,401	90,225	342,575	199,753
Corporate and other	1,250	375	4,437	1,218
Total revenues	$646,774	$618,688	$1,931,567	$1,548,487
Segment operating income:
Healthcare Products	$65,213	$52,158	$149,965	$121,930
Healthcare Specialty Services	2,211	7,372	7,704	16,364
Life Sciences	23,937	24,115	71,171	58,448
Applied Sterilization Technologies	36,492	26,766	116,856	60,802
Corporate and other	(2,135)	(2,648)	(7,372)	(8,580)
Total segment operating income	$125,718	$107,763	$338,324	$248,964
Less: Adjustments
Restructuring charges (1)	$18	$(193)	$220	$(657)
Amortization of acquired intangible assets (2)	5,598	15,494	42,908	28,194
Acquisition and integration related charges (3)	7,032	41,726	18,893	77,254
Loss on fair value adjustment of acquisition related contingent consideration	—	—	1,850	—
Net loss on divestiture of businesses (2)	28,969	—	42,771	—
Amortization of inventory and property "step up" to fair value (2)	(139)	4,060	4,357	4,102
Settlement of pension obligation (4)	—	(46)	—	26,470
Goodwill impairment loss (5)	58,356	—	58,356	—
Total operating income	$25,884	$46,722	$168,969	$113,601
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
(5) For more information regarding the impairment of goodwill see Note 18 titled "Goodwill".

Healthcare Product revenues increased 2.2% to $323.4 million for the quarter ended December 31, 2016, as compared to $316.3 million in the same prior year quarter. Fiscal 2017 third quarter revenues reflect an increase in capital equipment and service revenues of 5.7% and 5.6%, respectively. The increase in capital equipment revenues is attributable to acquisitions and organic growth. Consumable revenues were down 5.0%, primarily due to the sale of the AIC product line. During the first nine months of fiscal 2017, Healthcare Product revenues increased 4.6% to $909.5 million for the nine months ended December 31, 2016, as compared to $869.1 million in the same prior year period. The first nine months of 2017 revenues reflect increases in consumable, service, and capital equipment revenues of 9.2%, 3.9%, and 1.7%, respectively. The increase in consumable revenue is attributable to acquisitions and organic growth, partially offset by the sale of the AIC product line. At December 31, 2016, the Healthcare Products segment’s backlog amounted to $150.2 million, increasing $5.5 million, or 3.8%, compared to the backlog of $144.6 million at December 31, 2015.
Healthcare Specialty Services revenues increased 3.4% to $133.5 million for the quarter ended December 31, 2016, as compared to $129.1 million for the same prior year quarter. During the first nine months of 2017, Healthcare Specialty Services revenues increased 62.0% to $434.1 million for the nine months ended December 31, 2016, as compared to $267.9 million for the same prior year period. The increases are primarily attributable to our Combination with Synergy but also reflect organic revenue growth.

Life Sciences revenues decreased 5.4% to $78.3 million for the quarter ended December 31, 2016, as compared to $82.7 million for the same prior year quarter. This reflects a decrease of 28.5% in capital equipment due to the timing of orders being shipped, partially offset by increases in consumable and services revenues of 3.7% and 8.4%, respectively. These increases in consumable and service revenues are attributable to organic growth and new service offerings. During the first nine months of fiscal 2017, Life Sciences revenues increased 14.5% to $240.9 million for the nine months ended December 31, 2016, as compared to $210.5 million for the same prior year period. This growth reflects increases of 23.9% and 16.2% in consumable and service revenues, respectively. These increases are primarily attributable to our recent acquisitions, organic growth and new service offerings. At December 31, 2016, the Life Sciences segment’s backlog amounted to $47.0 million, increasing 3.7% or $1.7 million, compared to the backlog of $45.4 million at December 31, 2015.

Applied Sterilization Technologies segment revenues increased 22.4% to $110.4 million for the quarter ended December 31, 2016, as compared to $90.2 million for the same prior year quarter. During the first nine months of fiscal 2017, Applied Sterilization Technologies segment revenues increased 71.5% to $342.6 million for the nine months ended December 31, 2016, as compared to $199.8 million for the same prior year period. Revenues in both periods were favorably impacted by our Combination with Synergy and increased volume from our core medical device Customers.

The Healthcare Products segment’s operating income increased $13.1 million to $65.2 million for the third quarter of fiscal 2017 as compared to $52.2 million in the same prior year period. The segment's operating margin was 20.2% for the third quarter of fiscal 2017 compared to 16.5% for the third quarter of fiscal 2016. During the first nine months of fiscal 2017, Healthcare Products segment’s operating income increased $28.0 million to $150.0 million as compared to $121.9 million in the same prior year period. The segment's operating margin was 16.5% for the first nine months of fiscal 2017 compared to 14.0% for the first nine months of fiscal 2016. The increases in the fiscal 2017 periods reflect the positive impact of operational efficiencies, favorable foreign currency rate movements, and the suspension of the medical device excise tax.

The Healthcare Specialty Services segment’s operating income decreased by $5.2 million to $2.2 million for the third quarter of fiscal 2017 primarily due to lower than anticipated revenue and continued investments in Instrument Management Services (IMS). The segment's operating margins were 1.7% and 5.7% for the third quarter of fiscal 2017 and fiscal 2016, respectively. During the first nine months of fiscal 2017, Healthcare Specialty Services segment’s operating income decreased by $8.7 million to $7.7 million. The segment's operating margins were 1.8% and 6.1% for the first nine months of fiscal 2017 and fiscal 2016, respectively. Lower than anticipated performance in IMS and the addition of Synergy's hospital sterilization services and linen management services are key factors in the operating margin decline.

The Life Sciences segment’s operating income decreased by $0.2 million to $23.9 million for the third quarter of fiscal 2017, as compared to $24.1 million in the same prior year period. The segment’s operating margins were 30.6% and 29.2% for the third quarter of fiscal 2017 and fiscal 2016, respectively. The decrease in operating income was attributable to lower revenues. The increase in operating margin was attributable to favorable product mix and disciplined expense control. During the first nine months of fiscal 2017, Life Sciences segment’s operating income increased to $71.2 million as compared to $58.4 million in the same prior year period. The segment’s operating margins were 29.5% and 27.8% for the first nine months of fiscal 2017 and fiscal 2016, respectively. The increase in operating margin was attributable to higher volume, partially offset by lower product mix.

The Applied Sterilization Technologies segment’s operating income increased to $36.5 million for the third quarter of fiscal 2017, as compared to $26.8 million the same prior year period. The segment’s operating margins were 33.1% and 29.7% for the third quarter of fiscal 2017 and fiscal 2016, respectively. During the first nine months of fiscal year 2017, Applied Sterilization Technologies segment’s operating income increased to $116.9 million as compared to $60.8 million the same prior year period. The segment’s operating margins were 34.1% and 30.4% for the first nine months of fiscal 2017 and fiscal 2016, respectively. The increases were primarily the result of our Combination with Synergy and increased demand from our core medical device Customers.

Liquidity and Capital Resources

The following table summarizes significant components of our cash flows for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended December 31,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$289,405	$104,619
Net cash used in investing activities	$(42,863)	$(686,399)
Net cash (used in) provided by financing activities	$(208,587)	$653,120
Debt-to-total capital ratio	35.3%	35.5%
Free cash flow	$181,965	$22,902

Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $289.4 million for the first nine months of fiscal 2017 as compared with $104.6 million for the first nine months of fiscal 2016. The increase in cash flow from operations is primarily due to higher net income and a reduction in acquisition and integration related expenses.

Net Cash Used In Investing Activities – The net cash used in investing activities totaled $42.9 million for the first nine months of fiscal 2017 compared with $686.4 million for the first nine months of fiscal 2016. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2017 and fiscal 2016:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $112.2 million for the first nine months of fiscal 2017 as compared to $82.1 million during the same prior year period. The increase in capital expenditure in the fiscal 2017 period over the fiscal 2016 period is the result of the inclusion of capital expenditures related to the operations of Synergy and investments to expand capacity in certain of our Applied Sterilization Technologies facilities.

•
Proceeds from the sale of business – During the first nine months of fiscal 2017, we received $136.3 million for the proceeds from the sale of certain non-core businesses. For more information, refer to our Note 2 to our consolidated financial statements, "Business Acquisitions and Divestitures".

•
Investments in businesses, net of cash acquired – During the first nine months of fiscal 2017, we used $65.3 million for acquisitions as compared to $604.7 million for the same prior year period. For more information on our acquisitions, refer to our Note 2 to our consolidated financial statements, "Business Acquisitions and Divestitures".

•
Purchase of investments – During the first nine months of fiscal 2017, we invested an additional $6.4 million primarily in the common stock of Servizi Italia, S.p.A., a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers.

Net Cash (Used In) Provided By Financing Activities – The net cash used in financing activities amounted to $208.6 million for the first nine months of fiscal 2017 compared with net cash provided by financing activities of $653.1 million for the first nine months of fiscal 2016. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2017 and fiscal 2016:

•
Proceeds from issuance of long-term obligations – On May 15, 2015, we issued $350.0 million aggregate principal amount of senior notes in a private placement, which are long-term obligations. Additional information regarding this indebtedness is included in the notes to our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.

•
Deferred financing fees and debt issuance costs – During the first nine months of fiscal 2017, no deferred financing fees or debt issuance costs were incurred. During the first nine months of fiscal 2016, we paid $5.1 million in financing fees and debt issuance costs related to our Credit Agreement and private placement debt. Additional information regarding our indebtedness is included in the notes to our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016.

•
Payments on long-term obligations and credit facility, net – At December 31, 2016, we had $844.1 million of debt outstanding under our bank credit facility, reflecting net payments of $45.9 million during the first nine months of fiscal 2017. At December 31, 2015, we had $977.0 million of debt outstanding under our bank credit facilities, reflecting net borrowings of $348.7 million during the first nine months of fiscal 2016.

•
Repurchases of shares – During the first nine months of fiscal 2017, we purchased 1,254,821 of our ordinary shares in the aggregate amount of $87.9 million. During the first nine months of fiscal 2017, we obtained 160,798 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $7.3 million. During the same period in fiscal 2016, we obtained 215,164 of our shares in connection with share-based compensation award programs in the aggregate amount of $14.1 million.

•
Cash dividends paid to shareholders – During the first nine months of fiscal 2017, we paid total cash dividends of $69.4 million, or $0.81 per outstanding share. During the first nine months of fiscal 2016, we paid total cash dividends of $43.7 million, or $0.73 per outstanding share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first nine months of fiscal 2017 and fiscal 2016, we received cash proceeds totaling $3.2 million and $10.9 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $182.0 million in the first nine months of fiscal 2017 compared to $22.9 million in the prior year first nine months (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The increase in free cash flow is primarily due to higher net income and a reduction in acquisition and integration related expenses. Our debt-to-total capital ratio was 35.3% at December 31, 2016 and 35.5% at December 31, 2015.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2016, dated May 31, 2016. Our commercial commitments were approximately $59.1 million at December 31, 2016 reflecting a net increase of $2.5 million in surety bonds and other commercial commitments from March 31, 2016. We had $844.1 million of outstanding borrowings under the Credit Agreement as of December 31, 2016. There were no letters of credit outstanding under the Credit Agreement at December 31, 2016, but there were letters of credit outstanding under other arrangements at December 31, 2016.
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

International Operations

Since we conduct operations outside of the United States using various foreign currencies, our operating results are impacted by foreign currency movements relative to the U.S. dollar. During the third quarter of fiscal 2017, our revenues were unfavorably impacted by $10.2 million, or 1.6%, and income before taxes was favorably impacted by $11.5 million as a result of foreign currency movements relative to the U.S. dollar. During the first nine months of fiscal 2017, our revenues were unfavorably impacted by $15.2 million, or 0.8%, and income before taxes was favorably impacted by $16.4 million as a result of foreign currency movements relative to the U.S. dollar.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, that have or are reasonably likely to have, a material current or future impact on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date specified in this Quarterly Report and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS’s other securities filings, including Item 1A of STERIS’s Annual Report on Form 10-K for the year ended March 31, 2016. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in this Quarterly Report or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) STERIS’s ability to meet expectations regarding the accounting and tax treatments of the Combination (the “Combination”) with STERIS Corporation and Synergy Health plc (“Synergy”), (b) the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in connection with the Combination within the expected time-frames or at all and to successfully integrate the operations of the companies, (c) the integration of the operations of the companies being more difficult, time-consuming or costly than expected, (d) operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the transaction, (e) the retention of certain key employees of Synergy being difficult, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including, changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA, warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in STERIS’s 10-K for the year ended March 31, 2016 and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (m) the impact on STERIS and its operations of the “Brexit” or the exit of other member countries from the EU, (n) the impact on STERIS and its operations of any new legislation, regulations or orders, including, but not limited to any new trade or tax legislations, regulations or orders, that may be implemented by the new US Administration or Congress or of any responses thereto, (o) the possibility that anticipated financial results or benefits of recent acquisitions, including the Combination, or of STERIS’s restructuring efforts, or of recent divestitures, will not be realized or will be other than anticipated, and (p) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.

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
In connection with the Combination with Synergy, we began implementing standards and procedures at Synergy, including upgrading and establishing controls over accounting systems and adding consultants who are trained and experienced in the preparation of financial statements in accordance with U.S. GAAP to ensure that we have in place appropriate internal controls over financial reporting at Synergy. These changes to the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2016 may materially affect, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

For information regarding the risks we face, see the discussion under Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2016, and the additional risk factor below.

Our business could be negatively impacted by changes in the United States political environment.

The recent presidential and congressional elections in the United States have resulted in significant uncertainty with respect to, and could result in changes in, legislation, regulation and government policy at the federal level, as well as the state and local levels. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to existing trade agreements, import and export regulations, tariffs and customs duties, income tax regulations and the federal tax code, healthcare delivery and spending, public company reporting requirements, environmental regulation and antitrust enforcement. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation and financial condition could be materially and adversely impacted in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time. The repurchase program may be suspended or discontinued at any time. During the first nine months of fiscal 2017, we repurchased 1,254,821 of our ordinary shares pursuant to this authorization at an average price of $70.06. As of December 31, 2016, $212.1 million of ordinary shares remain available for repurchase under this authorization.

The following table summarizes the ordinary shares repurchase activity during the third quarter of fiscal 2017 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
October 1-31	164,565		$71.53		164,565	$230,000
November 1-30	195,213		66.23		195,213	217,071
December 1-31	75,938		65.69		75,938	212,083
Total	435,716	(1)	$68.14	(1)	435,716	$212,083

(1)
Does not include 70 shares purchased during the quarter at an average price of $67.61 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

During the first nine months of fiscal 2017, we also obtained 160,798 of our ordinary shares in connection with share based compensation award programs.

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

STERIS plc

/s/ KAREN L BURTON
Karen L. Burton Vice President, Corporate Controller and Chief Accounting Officer
February 8, 2017

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