Form 10-K
period 2017-03-31
Steris plc
filed 2017-05-26
CIK 1624899

United States Securities and Exchange Commission
Washington, D. C. 20549
 ___________________________________________________________________
FORM 10-K
☒ Annual Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended March 31, 2017
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒ As of September 30, 2016, the aggregate market value of shares held by non-affiliates of STERIS Corporation (the predecessor issuer pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934), based upon the closing sale price of its shares on September 30, 2016, was approximately $6,140.3 million.
The number of Ordinary Shares outstanding as of May 22, 2017: 85,022,711
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2017 Annual Meeting – Part III

STERIS plc and Subsidiaries

PART I
Throughout this Annual Report, STERIS plc and its subsidiaries together are called “STERIS,” “the Company,” “we,” “us,” or “our,” unless otherwise noted. References in this Annual Report to a particular “year,” "fiscal year," or “year-end” mean our fiscal year, which ends on March 31. For example, fiscal year 2017 ended on March 31, 2017.

ITEM 1.	BUSINESS
INTRODUCTION
STERIS plc is a leading provider of infection prevention and other procedural products and services. Our mission is to help our Customers create a healthier and safer world by providing innovative healthcare and life science product and service solutions around the globe. We offer our Customers a unique mix of innovative capital equipment products, such as sterilizers and surgical tables, and connectivity solutions such as operating room (“OR”) integration; consumable products, such as detergents, gastrointestinal ("GI") endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair solutions, laboratory testing services, and on-site and off-site reprocessing.
STERIS plc (“Parent”) was organized in 2014 under the laws of England and Wales under the name Solar New HoldCo Limited as a private limited company for the purpose of effecting under the laws of England and Wales the combination (“Combination”) of STERIS Corporation, an Ohio corporation (“Old STERIS”), and Synergy Health plc, a public limited company organized under the laws of England and Wales (“Synergy”). Effective November 2, 2015 the Parent was re-registered as a public company under the name of STERIS plc and the Combination closed. As a result of the Combination closing, STERIS plc became the ultimate parent company of Old STERIS and Synergy. Synergy has been re-registered under the name of Synergy Health Limited. The acquisition of Old STERIS was accounted for in the consolidated financial statements as a merger between entities under common control; accordingly the historical consolidated financial statements of Old STERIS for periods prior to November 2, 2015, are considered to be the historical financial statements of STERIS plc. Due to the timing of the Combination, the results of Synergy are only reflected in the results of operations of the Company from November 2, 2015 forward, which will affect the comparability to the prior period historical operations of the Company throughout this Annual Report on Form 10-K.
With registered offices located in Leicester, UK, STERIS plc has approximately 12,000 employees. Through our field sales and service and a network of dealers and distributors, we serve Customers in more than 100 countries around the world.
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
Our Healthcare Specialty Services segment provides a range of specialty services for healthcare providers including hospital sterilization services and instrument and scope repairs. Linen management operations were divested during fiscal 2017.
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

INFORMATION RELATED TO BUSINESS SEGMENTS
Our chief operating decision maker is our President and Chief Executive Officer (“CEO”). The CEO is responsible for performance assessment and resource allocation. The CEO regularly receives discrete financial information about each reportable segment, and uses this information to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements titled, “Nature of Operations and Summary of Significant Accounting Policies,” of this Annual Report. Segment performance information for fiscal years 2017, 2016, and 2015 is presented in Note 11 to our Consolidated Financial Statements titled, “Business Segment Information” and in Item 7 titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), of this Annual Report.
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
Products Offered. These perioperative solutions include:

•
Steam, vaporized hydrogen peroxide (“VHP”®) and ethylene oxide (“EO”) sterilizers, as well as liquid chemical sterilant processing systems, that allow Customers to meet rigorous standards and regulations and assist in the safe and effective re-use of medical equipment and devices.

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

•	Cleaning chemistries and sterility assurance products used prior to automated processes as well as within our instrument cleaning and decontamination systems.
Significant brand names for these products include SYSTEM 1E®, Amsco®, Reliance®, Cmax®, Harmony®, Verify®, Roth Net®, Little Sister®, and T-Series®.
Services Offered. Our Healthcare Products segment provides various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime. We offer these corrective and preventive service solutions to Customers who have internal clinical/biomedical engineering departments and Customers who rely on us to provide those services. Field service personnel install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We also offer comprehensive sterilization and surgical management consulting services allowing healthcare facilities to achieve safety, quality, and productivity improvements in the perioperative loop that flows between and among surgical suites and the central sterilization services department. We offer remote equipment monitoring technology to anticipate potential failure modes and take corrective action thereby improving Customers' equipment uptime. Finally, our Healthcare Products segment provides other support services such as construction and facility planning, engineering support, device testing, Customer education, asset management/planning, and the sale of replacement parts. These solutions also include information management and decision support solutions to operating room and central sterilization managers to help in managing these environments and identifying opportunities to improve performance.
Customer Concentration. Our Healthcare Products segment sells capital equipment, consumables, and services to Customers in the United Kingdom, United States and many other countries throughout the world. For the year ended March 31, 2017, no Customer represented more than 10% of the Healthcare Product segment's total revenues and the loss of any single Customer is not expected to have a material impact on the segment's results of operations or cash flows.
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
Services Offered. Our Healthcare Specialty Services segment provides comprehensive instrument and endoscope repair and maintenance solutions (on site or at one of our dedicated facilities) as well as custom process improvement consulting. Linen management operations were divested during fiscal 2017.
Customer Concentration. Our Healthcare Specialty Services segment offers an array of services to Customers in the United Kingdom, United States and many other countries throughout the world. For the year ended March 31, 2017, no Customer represented more than 10% of the Healthcare Specialty Services segment's total revenues and the loss of any single Customer is not expected to have a material impact on the segment's results of operations or cash flows.
Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited service offerings and operations in one or a limited number of countries. On a service line basis, competitors include Owens & Minor, Stryker, Olympus, Pentax, Karl Storz, Mobile, Prezio, Northfield, BBraun Sterilog Limited, Berendsen plc, CleanLease (Clean Lease Fortex), Rentex Awé and Rentex Floren.
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

•	Vaporized Hydrogen Peroxide generators used to decontaminate many high value spaces, from small isolators to large pharmaceutical processing and laboratory animal rooms.

•	High-purity water equipment, which generates water for injection and pure steam.

•	Steam sterilizers used in the manufacture of pharmaceuticals and biopharmaceuticals as well as sterilizers for equipment and instruments used in research studies, mitigating the risk of contamination.

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
Customer Concentration.  Our Life Sciences segment sells capital equipment, consumables, and services to Customers in the United Kingdom, United States and many other countries throughout the world. For the year ended March 31, 2017, no Customer represented more than 10% of the Life Sciences segment’s total revenues and the loss of any single Customer is not expected to have a material impact on the segment’s results of operations or cash flows.
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

APPLIED STERILIZATION TECHNOLOGIES SEGMENT
Description of Business. Our Applied Sterilization Technologies segment operates through a network of over 50 facilities located in 16 countries. We sell a comprehensive array of contract sterilization services using Gamma, electron beam and X-ray technologies, as well as ethylene oxide gas. In addition, we offer an array of laboratory testing and validation services. Our Customers include many of the world's largest manufacturers of medical devices, as well as innovative start up companies.
Services Offered. We use Gamma, EO, electron beam and X-ray technologies to provide a wide range of processing services at our facilities. Gamma is an irradiation process which utilizes radioisotope (cobalt-60). Electron beam and X-ray utilize high energy electrons as their radiation source. EO is a gaseous process. In addition, we offer an array of laboratory testing services that complements the manufacturing of sterilized products. Our locations are in major population centers and core distribution corridors throughout the Americas, Europe and Asia. Our technical services group supports Customers in all phases of product development, materials testing, and process validation.
Customer Concentration.  Our Applied Sterilization Technologies segment’s services are offered to Customers throughout its network. For the year ended March 31, 2017, no Customer represented more than 10% of the segment’s revenues and the loss of a single Customer is not expected to have a material impact on the segment’s results of operations or cash flows.
Competition.  Applied Sterilization Technologies operates in a highly regulated industry and competes with Sterigenics International, Inc., other smaller contract sterilization companies and manufacturers that sterilize products in-house.
INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL
Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials and supplies used in our operations include stainless steel, organic and inorganic chemicals, fuel, and plastic components. These raw materials and supplies are generally available from several suppliers and in sufficient quantities that we do not currently expect any significant sourcing problems in fiscal 2018. We have long-term supply contracts for certain materials for which there are few suppliers, or those that are single-sourced in certain regions of the world, such as EO and cobalt-60, which are necessary to our AST operations.
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
As of March 31, 2017, we held approximately 380 United States patents and 1,240 in other jurisdictions and had approximately 100 United States patent applications and 370 patent applications pending in other jurisdictions. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides varies from country to country and depends in part upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.
Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2017, we had a total of approximately 1,990 trademark registrations worldwide.
Research and Development.  Research and development is an important factor in our long-term strategy. For the years ended March 31, 2017, 2016, and 2015, research and development expenses were $59.4 million, $56.7 million, and $54.1 million, respectively. We incurred these expenses primarily for the research and development of commercial products.
We are focused on introducing products that increase efficiencies for our Customers. We have new healthcare products throughout our portfolio, including InnoWave Sonic Irrigators/Ultrasonic Cleaners and Smart Sink technology and accessories, Harmony AIR ™ Surgical Lighting System and Harmony AIR™ Equipment Booms and Accessories, next generation operating room integration products, and a number of new products in US Endoscopy.
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
Environmental Matters.  We are subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United Kingdom, United States and in other countries. We have made, and continue to make, significant investments to comply with these laws and regulations. We cannot predict the future capital expenditures or operating costs required to comply with environmental laws and regulations. We believe that we are currently compliant with applicable environmental, health, and safety requirements in all material respects. However, there can be no assurance that future or current regulatory, governmental, or private action will not have a material adverse affect on our performance, results, or financial condition. Please refer to Note 10 of our consolidated financial statements titled, "Commitments and Contingencies" for further information.
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

Employees.  As of March 31, 2017, we had approximately 12,000 employees throughout the world. We believe we generally have good relations with our employees.
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
International Operations.  We believe we have opportunity to expand internationally, as we currently serve only a portion of the world that could benefit from our products. Through our subsidiaries, we operate in various international locations. United States revenues represented 69% of our fiscal 2017 revenues. Revenues from the United Kingdom and Europe, Middle East and Africa ("EMEA") were 9% and 13%, respectively, of our fiscal 2017 revenues. The remaining 9% was generated in Canada, the Asia Pacific and Latin American regions.
Also see Note 11 to our Consolidated Financial Statements titled, “Business Segment Information,” "MD&A," and Item 7 for a geographic presentation of our revenues for the three years ended March 31, 2017, 2016 and 2015.
We conduct manufacturing in the United States, United Kingdom, Canada, Mexico, Brazil, China and various other European countries. Cost of revenues incurred in currencies other than the United States dollar have represented approximately 39% of our total cost of revenues. There are, in varying degrees, a number of inherent risks to our international operations. We describe some of these risks in Part I, Item 1A of this Annual Report titled, "Risk Factors. We conduct manufacturing, sales, and distribution operations on a worldwide basis and are subject to a variety of risk associated with doing business internationally."
Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2017, we had a backlog of $162.9 million. Of this amount, $109.7 million and $53.2 million related to our Healthcare Products and Life Sciences segments, respectively. At March 31, 2016, we had backlog orders of $164.7 million. Of this amount $119.4 million and $45.3 million related to our Healthcare Products and Life Sciences segments, respectively. A significant portion of the backlog orders at March 31, 2017, is expected to ship in the 2018 fiscal year.
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

Executive Officers of the Registrant. The following table presents certain information regarding our executive officers at March 31, 2017. All executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Kathleen L. Bardwell	61	Senior Vice President and Chief Compliance Officer
Karen L. Burton	49	Vice President, Controller and Chief Accounting Officer
Daniel A. Carestio	44	Senior Vice President, STERIS Applied Sterilization Technologies and Life Sciences
Dr. Adrian Coward	47	Senior Vice President, Healthcare Specialty Services
Suzanne V. Forsythe	63	Vice President, Human Resources
Gulam A. Khan	50	Senior Vice President, Procedural Solutions
Sudhir K. Pahwa	64	Senior Vice President, Infection Prevention Technologies
Walter M Rosebrough, Jr.	63	President and Chief Executive Officer
Michael J. Tokich	48	Senior Vice President, Chief Financial Officer and Treasurer
J. Adam Zangerle	50	Vice President, General Counsel, and Secretary
The following discussion provides a summary of each executive officer's recent business experience:
Kathleen L. Bardwell serves as Senior Vice President and Chief Compliance Officer. She assumed this role in February 2014. From March 2008 to February 2014, she served as Vice President, Chief Compliance Officer.
Karen L. Burton serves as Vice President, Controller and Chief Accounting Officer. She assumed this role in January 2017. She served as Vice President, Corporate Controller from May 2008 to January 2017.
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
This section describes certain risk factors that could affect our business, financial condition and results of operations. You should consider these risk factors when evaluating the forward-looking statements contained in this Annual Report on Form 10-K, because our actual results and financial condition might differ materially from those projected in the forward-looking statements should these risks occur. We face other risks besides those highlighted below. These other risks include additional uncertainties not presently known to us or that we currently believe are immaterial, but may ultimately have a significant impact. Should any of these risks, described below or otherwise, actually occur, our business, financial condition, performance, prospects, value, or results of operations could be negatively affected.

MARKET RISKS

Risk or uncertainty	Discussion
Doing business internationally
We conduct manufacturing, sales and distribution operations on a worldwide basis and are subject to a variety of risks associated with doing business internationally. Implementation and achievement of international growth objectives also may be impeded by political, social, and economic uncertainties or unrest in countries in which we conduct operations or market or distribute our products.

We maintain significant international operations, including operations in the U.S., Canada, Mexico, Europe, Asia Pacific and Latin America. As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services, and other operations. These include: risks associated with foreign currency exchange rate fluctuations; difficulties in enforcing agreements and collecting receivables through some foreign legal systems; enhanced credit risks in certain European countries as well as emerging market regions; foreign Customers with longer payment cycles than Customers in the United States; significant variations in tax rates among the countries in which we do business, and tax withholding obligations in respect of our earnings; tax laws that restrict our ability to use tax credits, offset gains, or repatriate funds; tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country; general economic and political conditions in countries where we operate or where end users of our products are situated, including the potential implications of the U.K. “Brexit” or the withdrawal from the EU of other member countries; difficulties associated with managing a large organization spread throughout various countries; difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries and difficulties associated with compliance with a variety of laws and regulations governing international trade, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act and laws and regulations dealing with trade with persons in sanctioned countries.

Compliance with multiple, and potentially conflicting, international laws and regulations, import and export limitations, anti-corruption laws, and exchange controls may be difficult, burdensome or expensive.

We are subject to compliance with various laws and regulations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar anti-bribery laws, which generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. We are also subject to limitations on trade with persons in sanctioned countries. While our employees and agents are required to comply with these laws, we cannot assure you that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics.

Our business could be negatively impacted by changes in the United States political environment.
The 2016 presidential and congressional elections in the United States have resulted in significant uncertainty with respect to, and could result in changes in, legislation, regulation and government policy at the federal level, as well as the state and local levels. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact us include, but are not limited to, changes to existing trade agreements, import and export regulations, tariffs and customs duties, income tax regulations and the federal tax code, healthcare delivery and spending, public company reporting requirements, environmental regulation and antitrust enforcement.

Risk or uncertainty	Discussion
Economic conditions and financial market access
Changes in economic climate may adversely affect us.
Adverse economic cycles or conditions and Customer, regulatory or government response to those cycles or conditions, could affect our results of operations. The onset of these cycles or conditions may not be foreseeable and there can be no assurance when they will begin to improve after they occur. There also can be no assurance as to the strength or length of any recovery from a business downturn or recession. Credit and liquidity problems may make it difficult for some businesses to access credit markets and obtain financing and may cause some businesses to curtail spending to conserve cash in anticipation of persistent business slowdowns and liquidity needs. If our Customers have difficulty financing their purchases due to tight credit markets or related factors or because of other operational or utilization problems they may be experiencing or otherwise decide to curtail their purchases, our business could be adversely affected. Our exposure to bad debt losses could also increase if Customers are unable to pay for products previously ordered and delivered.
Many of our Customers are governmental entities or other entities that rely on government healthcare systems or government funding. If government funding for healthcare becomes limited or restricted in countries in which we operate, our Customers may be unable to pay their obligations on a timely basis or to make payment in full and it may become necessary to increase reserves. In addition, there can be no assurance that there will not be an increase in collection difficulties. Prospectively, additional adverse effects resulting from these conditions may include decreased healthcare utilization, further pricing pressure on our products and services, and/or weaker overall demand for our products and services, particularly capital products.

Our acquisition activity and ability to grow organically may be adversely affected if we are unable to continue to access the financial markets.
Our recent acquisitions have been financed largely through borrowings under our bank credit facilities and issuance of private placement notes although proceeds from fiscal 2017 divestitures were also used for acquisitions. Future acquisitions or other capital requirements will necessitate additional cash. To the extent our existing sources of cash are insufficient to fund these or other future activities, we may need to raise additional funds through new or expanded borrowing arrangements or the sale of equity securities. There can be no assurance that we will be able to obtain additional funds beyond those available under existing bank credit facilities on terms favorable to us, or at all, or that such facilities can be replaced when they terminate.

LEGAL, REGULATORY AND TAX RISKS

Risk or uncertainty	Discussion
Healthcare laws and reimbursement
Changes in healthcare laws or government and other third-party payor reimbursement levels to healthcare providers, or failure to meet healthcare reimbursement or other requirements might negatively impact our business.

We sell many of our products and services to hospitals and other healthcare providers and pharmaceutical manufacturers. Many of these Customers are subject to or supported by government programs or receive reimbursement for services from third-party payors, such as government programs, including Medicare and Medicaid, private insurance plans, and managed care programs. Reimbursement systems vary significantly by country. However, government-managed healthcare systems control reimbursement for healthcare services in many countries. Public budgetary constraints may significantly impact the ability of hospitals, pharmaceutical manufacturers, and other Customers supported by such systems to purchase our products. Government or other third-party payors may deny or change coverage, reduce their current levels of reimbursement for healthcare services, or otherwise implement measures to regulate pricing or contain costs. In addition, our costs may increase more rapidly than reimbursement levels or permissible pricing increases or we may not satisfy the standards or requirements for reimbursement.
Among other provisions, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, imposed an excise tax on medical devices manufactured or offered for sale in the United States. Late in 2015 the U.S. Congress enacted legislation that suspended the excise tax for 2016 and 2017. Should the U.S. Congress take no further action with regard to this tax we will begin to incur excise tax in the fourth quarter of fiscal 2018. We incurred $5.8 million and $7.9 million in medical device excise taxes for fiscal 2016 and fiscal 2015, respectively. In addition, we have been required to commit significant resources to “Sunshine Act” compliance. Various additional health care reform proposals have emerged at the federal and state level, and we are unable to predict which, if any, of those proposals will be enacted.

Risk or uncertainty	Discussion
Product related regulations and claims
We are subject to extensive regulatory requirements and must receive and maintain regulatory clearance or approval for many products and operations. Failure to receive or maintain, or delays in receiving, clearance or approvals may hurt our revenues, profitability, financial condition, or value.

Our operations are subject to extensive regulation in the countries where we do business. In the United States, our products and services are regulated by the FDA and other regulatory authorities. In many foreign countries, sales of our products and services are subject to extensive regulations that may or may not be comparable to those of the FDA. In Europe, our products are regulated primarily by country and community regulations of those countries within the European Economic Area and must conform to the requirements of those authorities.
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
Ongoing medical device reporting regulations require that we report to appropriate governmental authorities in the United States and/or other countries when our products cause or contribute to a death or serious injury or malfunction in a way that would be reasonably likely to contribute to a death or serious injury if the malfunction were to recur. Governmental authorities can require product recalls or impose restrictions for product design, manufacturing, labeling, clearance, or other issues. For the same reasons, we may voluntarily elect to recall or restrict the use of a product. Any recall or restriction could divert managerial and financial resources and might harm our reputation among our Customers and other healthcare professionals who use or recommend our products and services.

Risk or uncertainty	Discussion
We may be adversely affected by product liability claims or other legal actions or regulatory or compliance matters.
We face an inherent business risk of exposure to product liability claims and other legal and regulatory actions. A significant increase in the number, severity, amount, or scope of these claims and actions may, as described above with respect to recalls and restrictions, result in substantial costs and harm our reputation or otherwise adversely affect product sales and our business. Product liability claims and other legal and regulatory actions may also distract management from other business responsibilities.
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
Administratively or judicially imposed or agreed sanctions might include warning letters, fines, civil penalties, criminal penalties, loss of tax benefits, injunctions, product seizure, recalls, suspensions or restrictions, re-labeling, detention, and/or debarment. We also might be required to take actions such as payment of substantial amounts, or revision of financial statements, or to take, or be subject to, the following types of actions with respect to our products, services, or business: redesign, re-label, restrict, or recall products; cease manufacturing and selling products; seizure of product inventory; comply with a court injunction restricting or prohibiting further marketing and sale of products or services; comply with a consent decree, which could result in further regulatory constraints; dedication of significant internal and external resources and costs to respond to and comply with legal and regulatory issues and constraints; respond to claims, litigation, and other proceedings brought by Customers, users, governmental agencies, and others; disruption of product improvements and product launches; discontinuation of certain product lines or services; or other restrictions or limitations on product sales, use or operation, or other activities or business practices.
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

Risk or uncertainty	Discussion
Our business and financial condition could be adversely affected by difficulties in acquiring or maintaining a proprietary intellectual ownership position.
To maintain our competitive position for our products, we need to obtain patent or other proprietary rights for new and improved products and to maintain and enforce our existing patents and other proprietary rights. We typically apply for patents in the United States and in strategic other countries. We may also acquire patents through acquisitions. We may encounter difficulties in obtaining or protecting patents.
We rely on a combination of patents, trademarks, trade secrets, know-how, and confidentiality agreements to protect the proprietary aspects of our technology. These measures afford only limited protection, and competitors may gain access to our intellectual property and proprietary information. Litigation may be necessary to enforce or defend our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of our proprietary rights. Litigation may also be brought against us claiming that we have violated the intellectual property rights of others. Litigation may be costly and may divert management’s attention from other matters. Additionally, in some foreign countries with weaker intellectual property rights, it may be difficult to maintain and enforce patents and other proprietary rights or defend against claims of infringement.

Tax and trade risks
Current economic and political conditions make tax rules in any jurisdiction subject to significant change.
Proposals for broad reform of the existing United States corporate tax system are under evaluation by various legislative and administrative bodies. We cannot predict the overall impact that such proposals may have on our business. In addition, further changes in the tax laws of other jurisdictions could arise, including as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organization for Economic Cooperation and Development (OECD). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely impact our provision for income taxes.

Our tax rate is uncertain and may vary from expectations.
There can be no assurance that we will be able to maintain any particular worldwide effective corporate tax rate. We cannot give any assurance as to what our effective tax rate will be in the future because of, among other things, uncertainty regarding the tax policies of the jurisdictions in which we and our affiliates operate, including the potential tax implications of the U.K. “Brexit”. Our actual effective tax rate may vary from our expectations, and such variance may be material. Additionally, tax laws or their implementation and applicable tax authority practices in any particular jurisdiction could change in the future, possibly on a retroactive basis, and any such change could have a material adverse impact on us and our affiliates.

Changes in tax treaties and trade agreements could negatively impact our costs.
Legislative and regulatory action may be taken in the U.S. which, if ultimately adopted, could override or otherwise adversely impact tax treaties upon which we rely or broaden the circumstances under which STERIS would be considered a U.S. resident, each of which could materially and adversely affect our tax obligation. We cannot predict the outcome of any specific legislative or regulatory proposals. However, if proposals were adopted that had the effect of disregarding our incorporation in the U.K. or limiting our ability as a U.K. company to take advantage of tax treaties with the U.S., we could be subject to increased taxation and/or potentially significant expense.
Existing free trade laws and regulations, such as the North American Free Trade Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws and regulations or policies governing the terms of foreign trade, and in particular, increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products could have a material adverse impact on our business and financial results.

Risk or uncertainty	Discussion
Proposed legislation relating to the denial of U.S. federal or state governmental contracts to U.S. companies that redomicile abroad could adversely affect our business.
Various U.S. federal and state legislative proposals that would deny governmental contracts to redomiciled companies may adversely affect us if adopted into law. We are unable to predict the likelihood that any such proposed legislation might become law, the nature of regulations that may be promulgated under any future legislative enactments, or the effect such enactments or increased regulatory scrutiny could have on our business.

The U.S. Internal Revenue Service (the “IRS”) may not agree that we are a foreign corporation for U.S. federal tax purposes.
Although we are incorporated under the laws of England and Wales and are a tax resident in the U.K. for U.K. tax purposes, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code” and such Section, “Section 7874”). For U.S. federal tax purposes, a corporation generally is considered to be a tax resident in the jurisdiction of its organization or incorporation. Because we are incorporated under the laws of England and Wales, we would generally be classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874, however, provides an exception to this general rule under which a non-U.S. incorporated entity may, in certain circumstances (including a transaction pursuant to which a U.S. corporation is acquired by a non-U.S. corporation), be treated as a U.S. corporation for U.S. federal tax purposes.
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

BUSINESS AND OPERATIONAL RISKS

Risk or uncertainty	Discussion
Competition
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

Risk or uncertainty	Discussion
Continuity and efficiency of operations
Decreased availability or increased costs of raw materials or energy supplies or other supplies might increase our production costs or limit our production capabilities or curtail our operations.
We purchase raw materials, fabricated and other components, and energy supplies from a variety of suppliers. Key materials include stainless steel, organic and inorganic chemicals, fuel, cobalt-60, EO, and plastic components. The availability and prices of raw materials and energy supplies are subject to volatility and are influenced by worldwide economic conditions, speculative action, world supply and demand balances, inventory levels, availability of substitute materials, currency exchange rates, anticipated or perceived shortages, and other factors. Also, certain of our key materials and components have a limited number of suppliers. Some are single-sourced in certain regions of the world, such as cobalt-60 and EO, which are necessary to our AST operations; the unavailability or short supply of these products might disrupt or cause shutdowns of portions of our AST operations or have other adverse consequences. Shortages in supply, regulatory or security requirements, or increases in the price of raw materials, components and energy supplies may adversely affect us.

Our operations, and those of our suppliers, are subject to a variety of business continuity hazards and risks, any of which could interrupt production or operations or otherwise adversely affect our performance, results, or value.

Business continuity hazards and other risks include: explosions, fires, earthquakes, inclement weather, and other disasters; utility or other mechanical failures; unscheduled downtime; labor difficulties; inability to obtain or maintain any required licenses or permits; disruption of communications; data security, preservation and redundancy disruptions; inability to hire or retain key management or employees; disruption of supply or distribution; and regulation of the safety, security or other aspects of our operations.
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

Risk or uncertainty	Discussion
We engage in acquisitions and affiliations, divestitures, and other business arrangements. Our growth may be adversely affected if we are unable to successfully identify, price, and integrate strategic business candidates or otherwise optimize our business portfolio.

Our success depends, in part, on strategic acquisitions and joint ventures, which are intended to complement or expand our businesses, divestiture of non-strategic businesses, and other actions intended to optimize our portfolio of businesses. This strategy depends upon our ability to identify, appropriately price, and complete these types of business development transactions or arrangements and to obtain any necessary financing. In the last several fiscal years we have made a number of acquisitions, the most significant of which was the acquisition of Synergy Health plc. We also completed several divestitures of non-strategic businesses or product lines during fiscal 2017 including linen management services in the U.K., U.S. and Netherlands, laboratory services in the U.K. and our Applied Infection Control product line.
Our success with respect to these recent and future acquisitions will depend on our ability to integrate the businesses acquired, retain key personnel, realize identified cost synergies and otherwise execute our strategies. Our success will also depend on our ability to develop satisfactory working arrangements with our strategic partners in joint ventures or other affiliations, or to divest or realign businesses. Competition for strategic business candidates may result in increases in costs and price for acquisition candidates and market valuation issues may reduce the value available for divestiture of non-strategic businesses. These types of transactions are also subject to a number of other risks and uncertainties, including: delays in realizing or failure to realize anticipated benefits of the transactions; diversion of management’s time and attention from other business concerns; difficulties in retaining key employees, Customers, or suppliers of the acquired or divested businesses; difficulties in maintaining uniform standards, controls, procedures and policies, or other integration or divestiture difficulties; adverse effects on existing business relationships with suppliers or Customers; other events contributing to difficulties in generating future cash flows; risks associated with the assumption of contingent or other liabilities of acquisition targets or retention of liabilities for divested businesses and difficulties in obtaining financing.

If our continuing efforts to create a lean business and in-source production to reduce costs are not successful, our profitability may be hurt or our business otherwise might be adversely affected.
We have undertaken various activities to create a lean business, including in-sourcing. We continue to look for opportunities to in-source production that is currently provided by third parties and have made large investments during the past few fiscal years. These activities may not produce the full efficiencies and cost reduction benefits that we expect or efficiencies and benefits might be delayed. Implementation costs also might exceed expectations.

Our business and results of operations may be adversely affected if we are unable to recruit and retain qualified management and other personnel or other compliance matters adversely impact our personnel.

Our continued success depends, in large part, on our ability to hire and retain highly qualified people and if we are unable to do so, our business and operations may be impaired or disrupted. Competition for highly qualified people is intense and there is no assurance that we will be successful in attracting or retaining replacements to fill vacant positions, successors to fill retirements or employees moving to new positions, or other highly qualified personnel. In addition, legal, regulatory or compliance matters create significant distraction or diversion of significant or unanticipated resources or attention that could have a material adverse effect on the responsibilities and retention of qualified employees.

The failure of key IT systems would have significant impacts on business performance.
Information technology is an integral part of our business and operations systems. The increasing threat of cyber-attack and the vulnerabilities of cloud computing in this respect could present business disruption and potential liability if such threats and vulnerabilities materialize.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2017. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.
In the table below, “Contract Sterilization” refers to locations of the Applied Sterilization Technologies segment. “Manufacturing,” “Warehousing,” “Operations,” or “Sales Offices” refer to locations serving one or more of the Healthcare Products, Healthcare Specialty Services and Life Sciences segments.

United Kingdom (U.K.), United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.K/U.S./INTL*	Use	Owned/Leased
Montgomery, AL	U.S.	Manufacturing	Owned
Ontario, CA	U.S.	Contract Sterilization	Owned
San Diego, CA (2 locations)	U.S.	Contract Sterilization	Owned
Temecula, CA	U.S.	Contract Sterilization	Owned
Libertyville, IL (2 locations)	U.S.	Contract Sterilization	Owned
Northborough, MA	U.S.	Contract Sterilization	Owned
Brooklyn Park, MN	U.S.	Contract Sterilization	Owned
St. Louis, MO (4 locations)	U.S.	Manufacturing	Owned
South Plainfield, NJ	U.S.	Contract Sterilization	Owned
Whippany, NJ	U.S.	Contract Sterilization	Owned
Chester, NY (2 locations)	U.S.	Contract Sterilization	Owned
Groveport, OH	U.S.	Contract Sterilization	Owned
Mentor, OH (14 locations)	U.S.	U.S. Headquarters	Owned
	U.S.	Sales Offices	Owned
	U.S.	Administrative Offices	Owned
	U.S.	Manufacturing/Warehousing	Owned
	U.S.	Manufacturing/Operations	Owned
	U.S.	Research and Development	Owned
	U.S.	Lobby, Showroom and Customer Service	Owned
	U.S.	Education Center	Owned
Philadelphia, PA	U.S.	Manufacturing/Warehousing	Owned
Spartanburg, SC	U.S.	Contract Sterilization	Owned
El Paso, TX (2 locations)	U.S.	Contract Sterilization	Owned
Grand Prairie, TX	U.S.	Contract Sterilization	Owned
Sandy, UT	U.S.	Contract Sterilization	Owned
Minneapolis, MN (2 locations)	U.S.	Contract Sterilization	Owned
Birmingham, AL (5 locations)	U.S.	Manufacturing/ Office Space/ Warehousing	Owned
Vega Alta, PR	U.S.	Contract Sterilization	Owned
Mogi das Cruzes, Brazil	INTL	Manufacturing/Sales Office	Owned
Quebec City, Canada	INTL	Manufacturing	Owned
Whitby, Canada	INTL	Contract Sterilization	Owned
Suzhou, China (2 locations)	INTL	Contract Sterilization/Office Space	Owned
Alajuela, Costa Rica (2 locations)	INTL	Contract Sterilization	Owned
Velka Bites, Czech Republic	INTL	Contract Sterilization	Owned
Berkshire, England	U.K.	Contract Sterilization	Owned
Derby, England (3 locations)	U.K.	Administration Offices/Operations	Owned

United Kingdom (U.K.), United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.K/U.S./INTL*	Use	Owned/Leased
Lancashire, England (Matrix Park)	U.K.	Administration Offices/Operations	Owned
Lancing, England	U.K.	Manufacturing/Administration Offices	Owned
Leicester, England	U.K.	Global Corporate Headquarters/ Manufacturing	Owned
Northampton, England	U.K.	Contract Sterilization	Owned
Swindon, England (3 locations)	U.K.	Contract Sterilization	Owned
Yorkshire, England (2 locations)	U.K.	Contract Sterilization	Owned
Tuusula, Finland	INTL	Manufacturing/Sales Office	Owned
Bordeaux, France	INTL	Manufacturing/Sales Office/Showroom	Owned
Chusclan, France	INTL	Contract Sterilization	Owned
Tullamore, Ireland (2 locations)	INTL	Contract Sterilization	Owned
Westport, Ireland	INTL	Contract Sterilization	Owned
Calcinate, Italy	INTL	Contract Sterilization	Owned
Bastia di Rovolon, Italy	INTL	Contract Sterilization	Owned
Spresiano, Italy	INTL	Contract Sterlization	Owned
Rawang, Malaysia	INTL	Contract Sterilization	Owned
SH Etten-Leur, Netherlands	INTL	Contract Sterilization	Owned
SH Venlo, Netherlands	INTL	Contract Sterilization	Owned
Michalovce, Slovakia	INTL	Contract Sterilization	Owned
Pribenik, Slovakia	INTL	Contract Sterilization	Owned
Johannesburg, South Africa	INTL	Contract Sterilization	Owned
Daniken, Switzerland	INTL	Contract Sterilization	Owned
Thailand AST, Thailand	INTL	Contract Sterilization	Owned
St. Louis, MO	U.S.	Warehousing/Distribution	Leased
Reno, NV	U.S.	Warehousing	Leased
Mentor, OH (3 locations) U.S.E.	U.S.	Administrative Offices/Manufacturing	Leased
Stow, OH	U.S.	Sales/Administration Offices	Leased
Hillsborough, NJ	U.S.	Sales/Administration Offices	Leased
Keller, TX (2 locations)	U.S.	Sales/Administration Offices	Leased
Tustin, CA	U.S.	Sales/Administration Offices	Leased
Melville, NY	U.S.	Sales/Administration Offices	Leased
Santa Clara, CA	U.S.	Sales Office	Leased
Chesterfield, MO	U.S.	Sales/Administration Offices	Leased
Cooper City, FL	U.S.	R&D/ Engineering/ Repair	Leased
Rockville, MD	U.S.	Repair Lab	Leased
Springdale, OH	U.S.	Offices/Warehousing	Leased
Stone Mountain, GA	U.S.	Instrument Repair Lab	Leased
Franklin Park, IL	U.S.	Manufacturing/ Administration Offices	Leased
Bensenville, IL	U.S.	Offices/ Warehousing/ Lab	Leased
Montgomery, AL	U.S.	Warehousing	Leased
Ooltewah, TN	U.S.	Office/Warehousing	Leased
Bethlehem, PA	U.S.	Sales/ Administration Offices	Leased
Westborough, MA	U.S.	Sales/ Administration Offices	Leased
Belair, MD	U.S.	Sales/ Administration Offices	Leased

United Kingdom (U.K.), United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.K/U.S./INTL*	Use	Owned/Leased
Point Richmond, CA	U.S.	Manufacturing/ Administration Offices/Sales/ Warehousing	Leased
Feasterville, PA	U.S.	Warehousing	Leased
San Diego, CA	U.S.	Contract Sterilization	Leased
Denver, CO	U.S.	Contract Sterilization	Leased
Lima, OH	U.S.	Contract Sterilization	Leased
Saxonburg, PA	U.S.	Contract Sterilization	Leased
Petaluma, CA	U.S.	Contract Sterilization	Leased
Tampa, FL (2 locations)	U.S.	Administration Offices	Leased
Louisville, KY	U.S.	Lab	Leased
Temple Terrace, FL	U.S.	Office	Leased
Malle, Belgium	INTL	Sales Office/ Service/ Warehousing	Leased
Antwerpen, Belgium	INTL	Sales Office/Service	Leased
Sao Paulo, Brazil	INTL	Sales Office	Leased
Mississauga, Canada	INTL	Sales Office/Warehousing	Leased
Beijing, China	INTL	Sales Office	Leased
Guangzhou, China	INTL	Sales/Administration Offices/ Assembly	Leased
Nanjing, China	INTL	Operations	Leased
Shanghai, China	INTL	Sales Office/ Manufacturing	Leased
Suzhou, China	INTL	Operations	Leased
Wuhan, China	INTL	Operations	Leased
Basingstoke, England	U.K.	Sales Office	Leased
Derby, England	U.K.	Operations	Leased
Hoddesdon, United Kingdom	U.K.	Office Space	Leased
Lancashire, England (Matrix Park)	U.K.	Operations	Leased
Leicester, England (2 locations)	U.K.	Warehousing/Operations/Administration	Leased
Lincoln, England	U.K.	Operations	Leased
Lincolnshire, United Kingdom	U.K.	Operations	Leased
Merseyside, England	U.K.	Operations	Leased
Oxfordshire, England	U.K.	Contract Sterilization	Leased
Sheffield, England (2 locations)	U.K.	Operations	Leased
Strathclyde, England	U.K.	Operations	Leased
Swindon, England	U.K.	Administration Offices	Leased
Wythenshawe, England (2 locations)	U.K.	Operations	Leased
Bishop Stortford, Hertfordshire, England (4 locations)	U.K.	Manufacturing/Warehousing/ Administration	Leased
Springhill, England	U.K.	Instrument Repair	Leased
La Chapelle St. Mesmin, France	INTL	Sales Office	Leased
Marseille, France	INTL	Contract Sterilization	Leased
Paris, France	INTL	Sales Office	Leased
Toussieu, France	INTL	Warehousing	Leased
Allershausen, Germany	INTL	Contract Sterilization	Leased
Cologne, Germany	INTL	Sales Office	Leased
Radeberg, Germany	INTL	Contract Sterilization	Leased
Gokul Nagar, India	INTL	Sales Office	Leased

United Kingdom (U.K.), United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.K/U.S./INTL*	Use	Owned/Leased
Poggio Rusco, Italy	INTL	Contract Sterilization	Leased
Segrate, Italy	INTL	Sales Office	Leased
Seriate, Italy (4 locations)	INTL	Sales/Administration Offices/ Contract Sterilization	Leased
Trescore Balneario, Italy	INTL	Administration	Leased
Pescara, Italy	INTL	Contract Sterilization	Leased
Penne, Italy	INTL	Contract Sterilization	Leased
Popoli, Italy	INTL	Contract Sterilization	Leased
Poggibonsi, Italy	INTL	Contract Sterilization	Leased
Montepulciano, Italy	INTL	Contract Sterilization	Leased
Castelfranco Ven, Italy	INTL	Contract Sterilization	Leased
Pistoia (PT), Italy	INTL	Contract Sterilization	Leased
Montevarchi (AR), Italy	INTL	Contract Sterilization	Leased
San Dona Di Piave, Italy	INTL	Contract Sterilization	Leased
Osp. San Carlo (MI), Italy	INTL	Contract Sterilization	Leased
Osp. Caserta (CE), Italy	INTL	Contract Sterilization	Leased
ASL Ospedale di Biella (BI), Italy	INTL	Contract Sterilization	Leased
Ede, Netherlands	INTL	Operations	Leased
Tokyo, Japan	INTL	Sales Office	Leased
Kuala Ketil, Malaysia	INTL	Contract Sterilization	Leased
Kulim, Malaysia	INTL	Contract Sterilization	Leased
MINT Bangi, Malaysia	INTL	Contract Sterilization	Leased
Petaling Jaya, Malaysia	INTL	Sales Office	Leased
Guadalupe, Mexico	INTL	Manufacturing	Leased
Utrecht, Netherlands	INTL	Laboratory Services	Leased
Moscow, Russia	INTL	Sales Office	Leased
Singapore (2 locations)	INTL	Sales Office, Warehousing	Leased
Madrid, Spain	INTL	Sales Office	Leased
* International includes all countries other than the U.K. and U.S.

ITEM 3.	LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in Item 7, Management's Discussion and Analysis ("MD&A") and Note 10 of our consolidated financial statements titled, "Commitments and Contingencies," and incorporated herein by reference thereto.
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

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2017
High	$72.35	$73.06	$74.63	$74.10
Low	65.27	63.80	67.25	63.26
Fiscal 2016
High	$75.10	$78.77	$69.76	$71.39
Low	61.38	63.19	60.75	62.09
Holders. As of March 31, 2017, there were approximately 83 holders of record of our ordinary shares. However, we believe that we have a significantly larger number of beneficial holders of our shares.
Dividend Policy. The Company’s Board of Directors decides the timing and amount of any dividends we may pay. During fiscal 2017, we paid cash dividends totaling $1.09 per outstanding share in respect for all shares outstanding for the entire fiscal year ($0.25 per outstanding share to shareholders of record on June 8, 2016, and $0.28 per outstanding share to shareholders of record on the following dates: August 30, 2016, November 23, 2016 and February 28, 2017). During fiscal 2016, we paid cash dividends totaling $0.98 per outstanding share ($0.23 per outstanding share to shareholders of record on June 3, 2015, and $0.25 per outstanding share to shareholders of record on the following dates: August 25, 2015, October 30, 2015, and March 1, 2016).
Recent Sales of Unregistered Securities. On November 2, 2015, we issued 100,000 preferred shares, par value of £0.10 each, for an aggregate consideration of £10,000, or approximately $15,000, to one of our service providers in satisfaction of debt owed to such service provider. This issuance of preferred shares was made pursuant to the exemption from registration provided for in Section 4(a)(2) of the Securities Act of 1933 by virtue of it being a private placement. Please refer to Note 12 of our Consolidated Financial Statements for more information regarding our preferred stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers. On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million (net of taxes, fees and commissions) of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. We obtained 1,286,183 of our ordinary shares during fiscal 2017 for the aggregate amount of $90,475, which included $475 of taxes and commissions. As of March 31, 2017, $210.0 million of ordinary shares remain available for repurchase under this authorization.
The following table presents information with respect to purchases STERIS made of its ordinary shares during the fourth quarter of the 2017 fiscal year:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (dollars in thousands)
January 1-31	—		$—		—	$—
February 1-28	31,362		66.41		31,362	210,000
March 1-31	—		—		—	—
Total	31,362	(1)	$66.41	(1)	31,362	$210,000
(1) Does not include 84 shares purchased during the quarter at an average price of $69.79 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31,
(in thousands, except per share data)	2017 (1)	2016 (1)	2015(1)	2014(1)	2013(2)
Statements of Income Data:
Revenues	$2,612,756	$2,238,764	$1,850,263	$1,622,252	$1,501,902
Gross profit	1,025,632	895,481	774,301	649,622	621,263
Restructuring expenses	215	(820)	(391)	13,204	(565)
Income from continuing operations	227,595	212,927	227,211	206,807	242,829
Income taxes	74,015	60,299	73,756	58,934	67,121
Net income attributable to shareholders	109,965	110,763	135,064	129,442	159,977
Basic income per ordinary share:
Net income	$1.29	$1.57	$2.27	$2.20	$2.74
Shares used in computing net income per ordinary share – basic	85,473	70,698	59,413	58,966	58,305
Diluted income per ordinary share:
Net income	$1.28	$1.56	$2.25	$2.17	$2.72
Shares used in computing net income per ordinary share – diluted	86,094	71,184	60,045	59,745	58,884
Dividends per ordinary share	$1.09	$0.98	$0.90	$0.82	$0.74
Balance Sheets Data:
Working capital	$636,219	$571,919	$437,101	$420,239	$395,103
Total assets	4,924,455	5,346,416	2,097,291	1,887,162	1,761,109
Long-term indebtedness	1,478,361	1,567,796	621,075	493,480	492,290
Total liabilities	2,114,422	2,307,524	1,023,645	845,916	814,129
Total shareholders’ equity	$2,798,602	$3,023,034	$1,071,632	$1,038,705	$944,942
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(2) Presented amounts include the impact of the SYSTEM 1 Rebate Program and the SYSTEM 1 class action settlement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The MD&A also analyzes and explains the annual changes in the specific line items in the Consolidated Statements of Income. As you read the MD&A, it may be helpful to refer to information in Item 1, “Business,” Item 6, “Selected Financial Data,” and our consolidated financial statements, which present the results of our operations for fiscal 2017, 2016 and 2015, as well as Part I, Item 1A, “Risk Factors” and Note 10 of our consolidated financial statements titled, "Commitments and Contingencies" for a discussion of some of the matters that can adversely affect our business and results of operations. This information, discussion, and disclosure may be important to you in making decisions about your investments in STERIS.
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

•
Capital Equipment Revenues – We define capital equipment revenues as revenues generated from sales of capital equipment, which includes steam sterilizers, low temperature liquid chemical sterilant processing systems, including SYSTEM 1 and 1E, washing systems, VHP® technology, water stills, and pure steam generators; surgical lights and tables; and integrated OR.

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
GENERAL OVERVIEW AND EXECUTIVE SUMMARY
STERIS plc (“Parent”) was organized in 2014 under the laws of England and Wales under the name Solar New HoldCo Limited as a private limited company for the purpose of effecting under the laws of England and Wales the combination (“Combination”) of STERIS Corporation, an Ohio corporation (“Old STERIS”), and Synergy Health plc, a public limited company organized under the laws of England and Wales (“Synergy”). Effective November 2, 2015, the Parent was re-registered as a public company under the name of STERIS plc and the Combination closed. As a result of the Combination closing, STERIS plc became the ultimate parent company of Old STERIS and Synergy. Synergy has been re-registered under the name of Synergy Health Limited. The acquisition of Old STERIS was accounted for in the consolidated financial statements as a merger between entities under common control; accordingly, the historical consolidated financial statements of Old STERIS for periods prior to November 2, 2015, are considered to be the historical financial statements of STERIS plc.
Due to the timing of the closing of the Combination, the results of Synergy are only reflected in the results of operations of the Company from November 2, 2015 forward, which will affect comparability to the prior period historical operations of the Company throughout this Annual Report on Form 10-K.
As a result of the Combination, we have reorganized our operations into four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. We describe our business segments in Note 11 to our consolidated financial statements, titled "Business Segment Information."
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
We also continue to pursue a strategy of expanding into adjacent markets with acquisitions in the Healthcare Products, Healthcare Specialty Services and Life Sciences segments. In fiscal 2017, we purchased 100% of the shares of Medisafe Holdings Ltd., a U.K. manufacturer of washer disinfector equipment and related consumables and services to expand our service offerings in the Healthcare Products segment.

We continue to invest in manufacturing in-sourcing projects for the purpose of improving quality, cost and delivery of our products to our Customers.
Highlights.  Revenues increased $374.0 million, or 16.7%, to $2,612.8 million for the year ended March 31, 2017, as compared to $2,238.8 million for the year ended March 31, 2016, reflecting growth within all four business segments and the benefit of acquisitions including the Combination with Synergy. The increases were partially offset by divestitures and the negative impact of foreign currency.
Fiscal 2017 operating income increased 6.9% to $227.6 million over the fiscal 2016 operating income of $212.9 million. The increase is attributable to volume growth, margin improvements, recent acquisitions, including the Combination and lower acquisition related expenses, partially offset by the goodwill impairment loss and the net loss recognized on the divestiture of certain non-core operations.
Net cash flows from operations were $424.1 million and free cash flow was $256.0 million in fiscal 2017 compared to net cash flows from operations of $254.7 million and free cash flow of $129.1 million in fiscal 2016 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Cash flow from operations and free cash flow increased primarily due to higher cash earnings due in part to a reduction in acquisition related cash expenses. Our debt-to-total capital ratio was 34.6% at March 31, 2017. During the year, we increased our quarterly dividend for the eleventh consecutive year to $0.28 per share per quarter.
Outlook. Fluctuations in foreign currency rates can impact revenues and costs outside of the United States, creating variability in our results for fiscal 2018 and beyond.
In fiscal 2018 and beyond, we expect to continue to manage our costs, grow our business with internal product and service development, invest in greater capacity, and augment these value creating methods with acquisitions of adjacent products and services. We plan to continue our efforts to in-source some of the production that we have traditionally out-sourced.
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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented within investing activities in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments and growth outside of core operations, repurchase shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the years ended March 31, 2017, 2016 and 2015:

	Years Ended March 31,
(dollars in thousands)	2017	2016	2015
Net cash flows provided by operating activities	$424,086	$254,675	$246,040
Purchases of property, plant, equipment and intangibles, net	(172,901)	(126,407)	(85,255)
Proceeds from the sale of property, plant, equipment and intangibles	4,846	844	829
Free cash flow	$256,031	$129,112	$161,614

RESULTS OF OPERATIONS
In the following subsections, we discuss our earnings and the factors affecting them. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
FISCAL 2017 AS COMPARED TO FISCAL 2016
Revenues. The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2017 to the year ended March 31, 2016:

	Years Ended March 31,			Percent
(dollars in thousands)	2017	2016	Change	Change
Total revenues	$2,612,756	$2,238,764	$373,992	16.7%

Revenues by type:
Capital equipment revenues	640,757	614,002	26,755	4.4%
Consumable revenues	558,593	516,044	42,549	8.2%
Service revenues	1,413,406	1,108,718	304,688	27.5%

Revenues by geography:
United Kingdom revenues	229,603	144,577	85,026	58.8%
United States revenues	1,803,457	1,662,050	141,407	8.5%
Other foreign revenues	579,696	432,137	147,559	34.1%
Revenues increased $374.0 million, or 16.7%, to $2,612.8 million for the year ended March 31, 2017, as compared to $2,238.8 million for the year ended March 31, 2016. This increase is primarily attributable to the Combination, along with organic growth within all reportable business segments, partially offset by divestitures and the negative impact of foreign currency.
Capital equipment revenues increased by $26.8 million, or 4.4%, to $640.8 million, during fiscal 2017 as compared to fiscal 2016. This increase was driven primarily by growth within the Healthcare Products business segment. Consumable revenues increased $42.5 million, or 8.2%, during fiscal 2017 from fiscal 2016. The increase was due, in part, to recent acquisitions, but also strong organic growth in both the Healthcare Products and Life Sciences business segments, partially offset by the sale of the Applied Infection Control (AIC) product line. Service revenues for fiscal 2017 increased $304.7 million, or 27.5%, over fiscal 2016 driven by the Combination and organic growth in all reportable business segments.
United Kingdom revenues for fiscal 2017 were $229.6 million, an increase of $85.0 million, or 58.8%, over fiscal 2016 revenues of $144.6 million. This increase reflects growth in capital equipment, consumable and service revenues of 9.6%, 71.2% and 62.8%, respectively. The increases are attributable to acquisitions, including the Combination with Synergy, partially offset by divestitures and the negative impact of foreign currency.
United States revenues for fiscal 2017 were $1,803.5 million, an increase of $141.4 million, or 8.5%, over fiscal 2016 revenues of $1,662.1 million. This increase reflects growth in capital equipment, consumable and service revenues of 7.2%, 3.5%, and 11.5%, respectively. The increases are attributable to acquisitions, including the Combination, as well as organic growth, partially offset by divestitures.
Revenues from other foreign locations for fiscal 2017 were $579.7 million, an increase of 34.1% over the fiscal 2016 revenues of $432.1 million. This increase reflects revenue growth in Canada, the EMEA region outside of the United Kingdom, as well as in the Asia Pacific and Latin American regions. Service revenues attributable to the Combination were the most significant driver of the growth in these regions.

Gross Profit. The following table compares our gross profit for the year ended March 31, 2017 to the year ended March 31, 2016:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2017	2016
Gross profit:
Product	$574,808	$511,885	$62,923	12.3%
Service	450,824	383,596	67,228	17.5%
Total gross profit	$1,025,632	$895,481	$130,151	14.5%
Gross profit percentage:
Product	47.9%	45.3%
Service	31.9%	34.6%
Total gross profit percentage	39.3%	40.0%
Our gross profit is affected by the volume, pricing and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit increased $130.2 million and gross profit percentage decreased 70 basis points to 39.3% for fiscal 2017 as compared to 40.0% for fiscal 2016. The decrease in our gross profit percentage was primarily due to the addition of Synergy's hospital sterilization services and linen management business (240 basis points), partially offset by the favorable impact of the divestiture of lower margin operations (110 basis points) and foreign currency (50 basis points). We have applied our "four walls" approach to the operation of Synergy, which reports all direct and indirect costs related to the delivery of services as costs of goods sold. This approach caused additional costs to be included in costs of goods sold rather than in selling, general and administrative costs as Synergy would have previously reported.
Operating Expenses. The following table compares our operating expenses for the year ended March 31, 2017 to the year ended March 31, 2016:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2017	2016
Operating expenses:
Selling, general, and administrative	$680,069	$626,710	$53,359	8.5%
Goodwill impairment loss	58,356	—	58,356	NM
Research and development	59,397	56,664	2,733	4.8%
Restructuring expenses	215	(820)	1,035	NM
Total operating expenses	$798,037	$682,554	$115,483	16.9%
NM - Not meaningful
Selling, General, and Administrative Expenses. Significant components of total Selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, gains or losses from divestitures, and other general and administrative expenses. SG&A increased 8.5% in fiscal 2017 over fiscal 2016. Contributing to this increase was the loss on the sale of businesses of $86.6 million and the acceleration of amortization associated with the Synergy Health trade name, partially offset by lower acquisition related expenses.
Goodwill impairment loss. Goodwill impairment loss of $58.4 million was recorded during fiscal 2017 as a result of our annual goodwill impairment review in the third quarter relative to the Synergy Health Netherlands linen management reporting unit.
Research and Development. Research and development expenses increased $2.7 million during fiscal 2017, as compared to fiscal 2016. Contributing to these increases was the additional spending in connection with the development of Healthcare Products and Life Sciences products and accessories. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2017, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Non-Operating Expenses, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expense (income), net for the year ended March 31, 2017 to the year ended March 31, 2016:

	Years Ended March 31,
(dollars in thousands)	2017	2016	Change
Non-operating expenses, net:
Interest expense	$44,520	$42,708	$1,812
Interest income and miscellaneous expense	(1,571)	(1,665)	94
Non-operating expenses, net	$42,949	$41,043	$1,906
Interest expense during fiscal 2017 increased as compared to 2016 primarily due to higher debt levels resulting from additional borrowings to fund acquisitions, including the Combination and the operations of acquired companies. This increase was partially offset by one-time payments made in the third quarter of fiscal 2016 associated with paying off Synergy's debt. Additionally, the weighted average interest rate was higher as of March 31, 2017 compared to March 31, 2016. Interest income and miscellaneous expense is immaterial.
Additional information regarding our outstanding debt is included in Note 6 to our consolidated financial statements titled, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”
Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the years ended March 31, 2017 and March 31, 2016:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2017	2016
Income tax expense	$74,015	$60,299	$13,716	22.7%
Effective income tax rate	40.1%	35.1%
The effective income tax rate for fiscal 2017 was 40.1% as compared to 35.1% for fiscal 2016. The fiscal 2017 effective tax rate increased when compared to fiscal 2016 primarily due to nondeductible costs related to divestitures offset by a decrease in nondeductible or capitalized acquisition costs. Additional information regarding our income tax expense is included in Note 8 to our consolidated financial statements titled, “Income Taxes.”
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
Our Healthcare Specialty Services segment provides a range of specialty services for healthcare providers including hospital sterilization services, instrument and scope repairs, and linen management. Linen management operations were divested during fiscal 2017.
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

The accounting policies for reportable segments are the same as those for the consolidated Company. Management will evaluate performance and allocate resources based on a segment operating income measure. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which result in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare Products segment is responsible for the management of all but two manufacturing facilities and uses standard cost to sell products to the other segments. Corporate and other includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. Segment operating income excludes certain adjustments which include acquisition related costs, amortization of acquired intangibles, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by adjusting for these items they gain better insight and greater transparency of the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making. For more information regarding our segments please refer to Note 11 to our consolidated financial statements titled “Business Segment Information,” and Item 1, “Business,” provide detailed information regarding each business segment.
The following table compares business segment and Corporate and other revenues and operating income for the year ended March 31, 2017 to the year ended March 31, 2016:

	Years ended March 31,			Percent
(dollars in thousands)	2017	2016	Change	Change
Revenues:
Healthcare Products	$1,260,878	$1,202,820	$58,058	4.8%
Healthcare Specialty Services	560,175	427,198	132,977	31.1%
Life Sciences	327,276	295,970	31,306	10.6%
Applied Sterilization Technologies	458,231	310,120	148,111	47.8%
Total reportable segments	2,606,560	2,236,108	370,452	16.6%
Corporate and other	6,196	2,656	3,540	nm
Total revenues	$2,612,756	$2,238,764	$373,992	16.7%
Segment operating income (loss):
Healthcare Products	224,522	180,263	44,259	24.6%
Healthcare Specialty Services	13,450	25,197	(11,747)	(46.6)%
Life Sciences	96,983	85,466	11,517	13.5%
Applied Sterilization Technologies	156,010	99,224	56,786	57.2%
Total reportable segments	490,965	390,150	100,815	25.8%
Corporate and other	(14,433)	(11,488)	(2,945)	25.6%
Total segment operating income	$476,532	$378,662	$97,870	25.8%
Less: Adjustments
Goodwill impairment loss (1)	58,356	—
Amortization of inventory and property "step up" to fair value (2)	4,743	9,907
Amortization and impairment of purchased intangible assets (2)	66,398	47,704
Acquisition related transaction and integration charges (3)	30,082	82,891
Loss (gain) on fair value adjustment of acquisition related contingent consideration	2,569	(736)
Net loss on divestiture of businesses (2)	86,574	—
Settlement of pension obligation (4)	—	26,470
Restructuring charges	215	(501)
Total operating income	$227,595	$212,927
1) For more information regarding our goodwill impairment loss see Note 3 to our consolidated financial statements titled, "Goodwill and Intangible Assets".
(2) For more information regarding our recent acquisitions and divestitures see Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures".
(3) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(4) See Note 9 to our consolidated financial statements, titled, "Benefit Plans" for more information related to the settlement of the pension obligation.

Healthcare Products revenues increased 4.8% in the fiscal 2017 year as compared to fiscal 2016. This increase reflects growth in capital equipment, consumable and service revenues of 4.6%, 5.8% and 4.0%, respectively. The increases were primarily attributable to acquisitions and organic growth, partially offset by divestitures and the negative impact of foreign currency. At March 31, 2017, the Healthcare Products segment’s backlog amounted to $109.7 million, decreasing $9.7 million, or 8.1%, compared to the backlog of $119.4 million at March 31, 2016.
Healthcare Specialty Services revenues increased 31.1% in the fiscal 2017 year as compared to fiscal 2016. The increases are primarily due to the Combination, but also reflect organic growth in instrument repair services and the outsourcing of central sterile services. These increases were partially offset by divestitures and the negative impact of foreign currency.
Life Sciences revenues increased 10.6% in the fiscal 2017 year, as compared to fiscal 2016. The growth reflects increases of 18.3% and 11.1% in the consumable and service revenues, respectively. These increases are primarily attributable to our recent acquisitions, organic growth and new service offerings. Capital equipment revenues declined 1%. Life Sciences backlog at March 31, 2017 amounted to $53.2 million, increasing $7.9 million compared to the backlog of $45.3 million at March 31, 2016.
Applied Sterilization Technologies revenues increased 47.8% in the fiscal year 2017, as compared to fiscal 2016. Revenues in fiscal 2017 were favorably impacted by the Combination and increased volume from our core medical device Customers.
The Healthcare Products segment’s operating income increased $44.3 million to $224.5 million in fiscal year 2017, as compared to $180.3 million in fiscal year 2016. The segment's operating margin was 17.8% for fiscal year 2017 compared to 15.0% for fiscal year 2016. The increase in fiscal year 2017 is primarily due to higher volumes, the positive impact of operational efficiencies, the suspension of the medical device excise tax, and favorable foreign currency rate movements
The Healthcare Specialty Services segment’s operating income decreased $11.7 million to $13.5 million for fiscal year 2017 as compared to $25.2 million in fiscal year 2016. The segment’s operating margin was 2.4% for fiscal year 2017 compared to 5.9% for fiscal year 2016. The decrease in fiscal 2017 was primarily the result of the addition of Synergy's hospital sterilization services and linen management services.
The Life Sciences business segment’s operating income increased $11.5 million to $97.0 million for fiscal year 2017 as compared to $85.5 million in fiscal year 2016. The segment’s operating margin was 29.6% for fiscal year 2017 compared to 28.9% for fiscal year 2016. The increase in operating margin in fiscal 2017 was primarily attributable to higher volume, partially offset by unfavorable product mix.
The Applied Sterilization Technologies segment’s operating income increased $56.8 million to $156.0 million for fiscal year 2017 as compared to $99.2 million for fiscal year 2016. The Applied Sterilization Technologies segment's operating margin was 34.0% for fiscal year 2017 compared to 32.0% for fiscal year 2016. The segment’s operating margin increase in fiscal 2017 was the result of the Combination, increased demand from core medical device Customers and operational efficiencies, including cost synergies.
FISCAL 2016 AS COMPARED TO FISCAL 2015
Revenues. The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2016 to the year ended March 31, 2015:

	Years Ended March 31,			Percent
(dollars in thousands)	2016	2015	Change	Change
Total revenues	$2,238,764	$1,850,263	$388,501	21.0%

Revenues by type:
Capital equipment revenues	614,002	597,809	16,193	2.7%
Consumable revenues	516,044	449,996	66,048	14.7%
Service revenues	1,108,718	802,458	306,260	38.2%

Revenues by geography:
United Kingdom revenues	144,577	51,889	92,688	178.6%
United States revenues	1,662,050	1,449,223	212,827	14.7%
Other foreign revenues	432,137	349,151	82,986	23.8%

Revenues increased $388.5 million, or 21.0%, to $2,238.8 million for the year ended March 31, 2016, as compared to $1,850.3 million for the year ended March 31, 2015. This increase is attributable to the Combination, along with growth within all reportable business segments. Recent acquisitions contributed 16.4% and impacted all three revenue types.
Capital equipment revenues increased by $16.2 million, or 2.7%, to $614.0 million, during fiscal 2016 as compared to fiscal 2015. This increase was driven by growth within the Healthcare Products and Life Sciences business segments. Geographically, the North American region was strong with 9% growth offset by declines in other regions. Consumable revenues increased $66.0 million, or 14.7%, during fiscal 2016 from fiscal 2015. Consumable revenues grew in both the Healthcare Product and Life Sciences business segments and experienced growth in all regions. Service revenues for fiscal 2016 increased $306.3 million, or 38.2%, over fiscal 2015 driven by the continued expansion of service offerings and the Combination with Synergy. In addition, all reportable segments also experienced organic service revenue growth.
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
Gross Profit. The following table compares our gross profit for the year ended March 31, 2016 to the year ended March 31, 2015:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2016	2015
Gross profit:
Product	511,885	463,595	$48,290	10.4%
Service	383,596	310,706	72,890	23.5%
Total gross profit	$895,481	$774,301	$121,180	15.7%
Gross profit percentage:
Product	45.3%	44.2%
Service	34.6%	38.7%
Total gross profit percentage	40.0%	41.8%
Our gross profit is affected by the volume, pricing and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit increased $121.2 million and gross profit percentage decreased 180 basis points to 40.0% for fiscal 2016 as compared to 41.8% for fiscal 2015. Although our recent acquisitions expanded our gross profit, they negatively impacted our gross margin percentage by approximately 290 basis points. As anticipated, the addition of Synergy’s hospital sterilization services and linen management businesses is a key factor in the declines in gross margin percentages. We have applied our "four walls" approach to the operation of Synergy, which reports all direct and indirect costs related to the delivery of services as costs of goods sold. This approach caused additional costs to be included in costs of goods sold rather than in selling, general and administrative costs as Synergy would have previously reported. Our gross profit percentage was impacted positively by foreign currency fluctuations (120 basis points). Other factors such as favorable pricing, productivity and material costs served to offset inflation and the negative impact of product mix shift (10 basis points).
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
NM - Not meaningful

Significant components of total selling, general, and administrative expenses are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 27.0% in fiscal 2016 over fiscal 2015. Contributing to this increase was additional acquisition and integration costs related to acquisitions, including Synergy, of $50.1 million over the prior year period. Higher amortization of acquired intangible assets also contributed to the increase in SG&A in both periods. In addition, we incurred $26.5 million in the second quarter of fiscal 2016 in connection with the settlement of a legacy pension obligation (see Note 9 to our financial statements titled, "Benefit Plans" for more information).
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
Fiscal 2014 Restructuring Plan. During the fourth quarter of fiscal 2014, we adopted and announced a targeted restructuring plan primarily focused on the closure of the Hopkins manufacturing facility located in Mentor, Ohio (the “Fiscal 2014 Restructuring Plan”). We believe that by closing the operations at Hopkins we have more effectively utilized our existing North American manufacturing network while reducing operating costs. We have incurred pre-tax expenses totaling $19.0 million related to these actions, of which $10.9 million was recorded as restructuring expenses and $8.1 million was recorded in cost of revenues, with restructuring expenses of $15.6 million, $1.3 million, $0.8 million, and $1.3 million related to the Healthcare Products, Healthcare Specialty Services, Life Sciences and Applied Sterilization Technologies segments, respectively.
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
Additional information regarding our outstanding debt is included in Note 6 to our consolidated financial statements titled, “Debt,” and in the subsection of MD&A titled, “Liquidity and Capital Resources.”

Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the years ended March 31, 2016 and March 31, 2015:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2016	2015
Income tax expense	60,299	73,756	$(13,457)	(18.2)%
Effective income tax rate	35.1%	35.3%
The effective income tax rate for fiscal 2016 was 35.1% as compared to 35.3% for fiscal 2015. In fiscal 2016, the favorable impact of foreign tax benefits associated with actions taken in conjunction with the mid-year Combination with Synergy was offset by the unfavorable impact of significant costs associated with the Combination that are capitalized for tax purposes or are simply non-deductible. Additional information regarding our income tax expense is included in Note 8 to our consolidated financial statements titled, “Income Taxes.”

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
The accounting policies for reportable segments are the same as those for the consolidated Company. Management will evaluate performance and allocate resources based on a segment operating income measure. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which result in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare Products segment is responsible for the management of all but two manufacturing facilities and uses standard cost to sell products to the other segments. Corporate and other includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. Segment operating income excludes certain adjustments which include acquisition related costs, amortization of acquired intangibles, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by adjusting for these items they gain better insight and greater transparency of the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making. For more information regarding our segments please refer to Note 11 to our consolidated financial statements titled “Business Segment Information,” and Item 1, “Business,” provide detailed information regarding each business segment.

The following table compares business segment and Corporate and other revenues and operating income for the year ended March 31, 2016 to the year ended March 31, 2015:

	Years ended March 31,			Percent
(dollars in thousands)	2016	2015	Change	Change
Revenues:
Healthcare Products	$1,202,820	$1,143,336	$59,484	5.2%
Healthcare Specialty Services	427,198	248,538	178,660	71.9%
Life Sciences	295,970	250,845	45,125	18.0%
Applied Sterilization Technologies	310,120	205,675	104,445	50.8%
Total reportable segments	2,236,108	1,848,394	387,714	21.0%
Corporate and other	2,656	1,869	787	nm
Total revenues	$2,238,764	$1,850,263	$388,501	21.0%
Segment operating income (loss):
Healthcare Products	180,263	166,515	13,748	8.3%
Healthcare Specialty Services	25,197	16,629	8,568	51.5%
Life Sciences	85,466	56,072	29,394	52.4%
Applied Sterilization Technologies	99,224	59,458	39,766	66.9%
Total reportable segments	390,150	298,674	91,476	30.6%
Corporate and other	(11,488)	(7,542)	(3,946)	nm
Total segment operating income	$378,662	$291,132	$87,530	30.1%
Less: Adjustments
Amortization of inventory and property "step up" to fair value (1)	9,907	1,330
Amortization and impairment of purchased intangible assets (1)	47,704	28,317
Acquisition related transaction and integration charges (2)	82,891	32,762
Loss (gain) on fair value adjustment of acquisition related contingent consideration	(736)	2,271
Settlement of pension obligation (3)	26,470	—
Restructuring charges	(501)	(759)
Total operating income	$212,927	$227,211
(1) For more information regarding our recent acquisitions see Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures".
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) See Note 9 to our consolidated financial statements titled, "Benefit Plans" for more information related to the settlement of the pension obligation.
Healthcare Products revenues increased 5.2% in the fiscal 2016 year as compared to fiscal 2015. This increase reflects growth in capital equipment, consumable and service revenues of 2.2%, 12.0% and 4.1%, respectively. While the Combination with Synergy and the acquisition of Black Diamond were key factors behind the increases, we also experienced strong growth in all three categories in the United States which more than offset weakness in other geographies. At March 31, 2016, the Healthcare Products segment’s backlog amounted to $119.4 million, increasing $21.7 million, or 22.2%, compared to the backlog of $97.7 million at March 31, 2015. The higher backlog level is partially due to our fiscal 2016 acquisition of Black Diamond and an increase in project orders, which tend to have longer lead times than replacement orders.
Healthcare Specialty Services revenues increased 71.9% in the fiscal 2016 year as compared to fiscal 2015. The fiscal 2016 period includes five months of revenues, or approximately $146.1 million, from the operations acquired in the Combination with Synergy and 11% growth in legacy operations.
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
The Healthcare Products segment’s operating income increased $13.8 million to $180.3 million in fiscal year 2016, as compared to $166.5 million in fiscal year 2015. The segment's operating margin was 15.0% for fiscal year 2016 compared to 14.6% for fiscal year 2015. The increases in fiscal year 2016 are primarily due to the positive impact of increased volumes and favorable foreign currency exchange rate fluctuations.
The Healthcare Specialty Services segment’s operating income increased $8.6 million to $25.2 million for fiscal year 2016 as compared to $16.6 million in fiscal year 2015. The increase in the fiscal 2016 was the result of additional volume in service offerings both from the Combination with Synergy and organic revenue growth. The segment’s operating margin was 5.9% for fiscal year 2016 compared to 6.7% for fiscal year 2015.
The Life Sciences business segment’s operating income increased $29.4 million to $85.5 million for fiscal year 2016 as compared to $56.1 million in fiscal year 2015. The segment’s operating margin was 28.9% for fiscal year 2016 compared to 22.4% for fiscal year 2015. The increase in operating margin in fiscal 2016 was primarily attributable to increased volumes in consumable and service offerings which generate higher margins, including expanded products and service offerings from our acquisitions.
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

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes significant components of our cash flows for the years ended March 31, 2017, 2016 and 2015:

	Years Ended March 31,
(dollars in thousands)	2017	2016	2015
Net cash provided by operating activities	$424,086	$254,675	$246,040
Net cash used in investing activities	(104,255)	(729,584)	(283,769)
Net cash (used in) provided by financing activities	(267,099)	560,289	69,750
Debt-to-total capital ratio	34.6%	34.2%	36.7%
Free cash flow	$256,031	$129,112	$161,614
Net Cash Provided By Operating Activities –The net cash provided by our operating activities was $424.1 million for the year ended March 31, 2017 compared to $254.7 million for the year ended March 31, 2016 and $246.0 million for the year ended March 31, 2015. The following discussion summarizes the significant changes in our operating cash flows for the years ended March 31, 2017, 2016 and 2015:

•	Net cash provided by operating activities increased 66.5% in fiscal 2017 compared to fiscal 2016. The increase was primarily due to higher cash earnings and lower acquisition and integration expenses.

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

Net Cash Used In Investing Activities – The net cash used in our investing activities was $104.3 million for the year ended March 31, 2017, compared to $729.6 million for the year ended March 31, 2016 and $283.8 million for the year ended March 31, 2015. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2017, 2016 and 2015:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $172.9 million during fiscal 2017, $126.4 million during fiscal 2016 and $85.3 million during fiscal 2015. The increase in capital expenditures in fiscal 2017 over fiscal 2016 is the result of the inclusion of capital expenditures related to the operations of Synergy and investments to expand capacity in certain of our Applied Sterilization Technologies facilities.

•
Proceeds from the sale of business - During fiscal 2017, we received $135.7 million for the proceeds from the sale of certain non-core businesses. For more information, refer to our Note 2 to our consolidated financial statements, "Business Acquisitions and Divestitures".

•
Investments in business, net of cash acquired – During fiscal 2017, 2016 and 2015, we used $65.6 million, $604.0 million and $194.7 million, respectively, for acquisitions. For more information on these acquisitions refer to Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures".

•
Purchases of investments– During fiscal 2017, we invested an additional $6.4 million in the common stock of Servizi Italia, S.p.A., a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. During fiscal 2015, we invested $4.7 million in the common stock of Servizi.

Net Cash (Used In) Provided By Financing Activities – Net cash used in financing activities was $267.1 million for the year ended March 31, 2017, compared to net cash provided by financing activities of $560.3 million, and net cash provided by financing activities of $69.8 million for the years ended March 31, 2016 and March 31, 2015, respectively. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2017, 2016 and 2015:

•
Proceeds from the issuance of long-term obligations – On February 27, 2017, we issued and sold to various institutional investors fixed-rate Series A Senior Notes, in the aggregate principal amount of $95,000, €99,000, and £75,000 or a total of approximately $293,730. On May 15, 2015, we issued the aggregate principal amount of $350.0 million of senior notes in a private placement, which were long term obligations. We provide additional information about our debt structure in Note 6 to our consolidated financial statements titled, “Debt,” and in this section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Sources of Credit.”

•
Payments on long-term obligations - During the fourth quarter of 2017, we repaid $157.5 million on our bank term loan maturing in March 2020. Additionally, we paid $15.0 million on the same loan over the first three quarters of fiscal 2017 under our credit agreement (as defined below) at $5.0 million per quarter. During the third quarter of fiscal 2016, we repaid $20.0 million of senior notes issued in December 2003, the aggregate principal amount of $2.0 million in senior notes were issued in February 2013 and the aggregate principal amount of $2.0 million in senior notes were issued in December 2012. We also repaid $63.6 million of our term loan incurred under our bank credit facility in conjunction with the Combination with Synergy. During the fourth quarter of fiscal 2016 we repaid $5.0 million of our term loan debt.

•
Proceeds under credit facilities, net – At the end of fiscal 2017, $521.6 million of debt was outstanding under our bank credit facility, compared to $905.2 million and $283.3 million of debt outstanding under this facility at the end of fiscal 2016 and 2015, respectively.

•
Repurchases of shares – During fiscal 2017, we purchased 1,286,183 of our ordinary shares in the aggregate amount of $90.5 million, which included $0.5 million of taxes and commissions. We also obtained 168,906 of our ordinary shares in connection with our stock-based compensation award programs in the amount $7.0 million during fiscal 2017. During fiscal 2016, we obtained 267,696 of our ordinary shares in connection with our stock-based compensation award programs in the amount $14.4 million. During fiscal 2015, we obtained 541,700 shares in connection with our stock-based compensation award programs in the amount of $30.7 million. We provide additional information about our share repurchases in Note 13 to our consolidated financial statements titled, “Repurchases of Ordinary Shares.”

•
Deferred financing fees and debt issuance costs - We paid $1.1 million, $5.2 million and $14.4 million in fiscal 2017, 2016 and 2015, respectively, for financing fees and debt issuance costs related to our Credit Agreement, Private Placement debt, and former Bridge Credit Agreement. For more information on our debt refer to Note 6 to our consolidated financial statements titled, "Debt".

•
Cash dividends paid to ordinary shareholders – During fiscal 2017, we paid cash dividends totaling $93.2 million or $1.09 per outstanding share. During fiscal 2016, we paid cash dividends totaling $65.2 million or $0.98 per outstanding share. During fiscal 2015, we paid cash dividends totaling $53.5 million, or $0.90 per outstanding share.

•
Stock option and other equity transactions, net – We receive cash for issuing shares under our various employee stock option programs. During fiscal 2017, fiscal 2016 and fiscal 2015, we received cash proceeds totaling $5.0 million, $11.2 million, and $28.3 million, respectively, under these programs.

•
Excess tax benefit from share-based compensation – For the years ended March 31, 2016 and 2015, our income taxes were reduced by $6.3 million and $11.5 million, respectively, as a result of deductions allowed for stock options exercised and restricted share vestings.

Cash Flow Measures. Free cash flow was $256.0 million in fiscal 2017 compared to $129.1 million in fiscal 2016. The increase in cash flow from operations and free cash flow was primarily due to higher cash earnings and a reduction in acquisition related cash expenses. Our debt-to-total capital ratio was 34.6% at March 31, 2017 and 34.2% at March 31, 2016.

Cash Requirements. We intend to use our existing cash and cash equivalent balances and cash generated from operations for short-term and long-term capital expenditures and our other liquidity needs. Our capital requirements depend on many uncertain factors, including our rate of sales growth, our Customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, changes in our operating expenses and other factors. To the extent that existing and anticipated sources of cash are not sufficient to fund our future activities, we may need to raise additional funds through additional borrowings or the sale of equity securities. There can be no assurance that our financing arrangements will provide us with sufficient funds or that we will be able to obtain any additional funds on terms favorable to us or at all.
Sources of Credit.  Our sources of credit as of March 31, 2017 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2017 Amounts Outstanding	March 31, 2017 Amounts Available
Sources of Credit
Private placement	$960,684	$—	$960,684	$—
Credit Agreement (1)	1,072,500	—	521,604	550,896
Total Sources of Credit	$2,033,184	$—	$1,482,288	$550,896
(1) Our $850.0 million revolving credit facility provided under our Credit Agreement contains a sub-limit that reduces the maximum amount available to us for borrowings by letters of credit outstanding.
Our sources of funding from credit as of March 31, 2017 are summarized below:
•On February 27, 2017, we issued and sold an aggregate principal amount of $95,000, €99,000, and £75,000 or a total of approximately $293,730 of senior notes in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Maturities of these senior notes are as follows, and the dollar amounts shown are based upon foreign exchange rates as of March 31, 2017:

2017
$50,000 Senior notes at 3.93% due 2027	$50,000
€60,000 Senior notes at 1.86% due 2027	64,414
$45,000 Senior notes at 4.03% due 2029	45,000
€20,000 Senior notes at 2.04% due 2029	21,471
£45,000 Senior notes at 3.04% due 2029	56,040
€19,000 Senior notes at 2.30% due 2032	20,398
£30,000 Senior notes at 3.17% due 2032	37,360
Total 2017 Senior Notes	$294,683

•
All or substantially all of the net proceeds of the borrowings were used to repay floating-rate bank debt under our bank credit facility, thereby increasing the Company's proportion of fixed-rate debt. Total debt levels for the Company remained relatively unchanged after giving effect to these actions. The agreement governing these notes contains leverage and interest coverage covenants.

•
In order to fund the acquisition of Synergy, including the cash payments made in respect of Synergy shares, the repayment of Synergy debt and certain transaction expenses, on November 2, 2015, STERIS plc borrowed (i) $132.0 million, £49.0 million, and €127.8 million under the revolving credit facility provided under the Credit Agreement (as hereinafter defined) and (ii) $400.0 million under the term loan facility provided under the Credit Agreement. Borrowings bear interest, at our option, based upon either the Base Rate or the Eurocurrency Rate, plus the Applicable Margin in effect from time to time under the Credit Agreement. The Applicable Margin is determined based on the ratio of Consolidated Total Debt to Consolidated EBITDA (as such terms are defined in the Credit Agreement). Interest on Base Rate Advances is payable quarterly in arrears and interest on Eurocurrency Rate Advances is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months.

•
On May 15, 2015, Old STERIS issued and sold $350.0 million of senior notes, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $350.0 million in senior notes, $125.0 million have a maturity of 10 years from the issue date at an annual interest rate of 3.45%, $125.0 million have a maturity of 12 years from the issue date at an annual interest rate of 3.55% and $100.0 million have a maturity of 15 years from the issue date at an annual interest rate of 3.70%. These borrowings were used for the repayment of bank credit facility debt and for other corporate purposes. The agreement governing these notes contains leverage and interest coverage covenants.

•
On March 31, 2015, Old STERIS and STERIS plc entered into a Credit Agreement (the "Credit Agreement") with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement replaced prior bank facilities of Old STERIS. As of March 31, 2017, the Credit Agreement provided $1,072.5 million of credit, which includes an $850.0 million revolver facility, which may be utilized for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit, plus a term loan facility with a limit and outstanding principal amount of $222,500. As repayments are made under the term facility, the term facility limit declines. The revolver and term loan facilities may be increased in specified circumstances by up to $500.0 million. Term loans are repayable quarterly pursuant to a specified amortization schedule, with principal payments increasing from 1.25% to 2.50% over the term, and with a balloon payment for the remaining unpaid balance at maturity. The Credit Agreement also allows for voluntary principal reduction pre-payments on the term loan. As of March 31, 2017, a total $521.6 million of indebtedness was outstanding under the Credit Agreement. The Credit Agreement will mature on March 31, 2020, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on that date. The Credit Agreement contains leverage and interest coverage covenants.

•
In February 2013, Old STERIS issued and sold $100.0 million of senior notes, of which $98.0 million remained outstanding as of March 31, 2017, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $98.0 million of outstanding notes, $45.5 million have a maturity of nine years and 10 months from issuance and have a current annual interest rate of 3.70%, an additional $40.0 million have a maturity of 11 years and 10 months from issuance and have a current annual interest rate of 3.85%, and the remaining $12.5 million have a maturity of 14 years and 10 months and have a current annual interest rate of 4.05%. These borrowings were used primarily for the repayment of then existing bank credit facility debt. The agreements governing these notes, which also govern the below described senior notes issued in December 2012, and the notes were amended and restated in their entirety on March 31, 2015. The amended and restated agreements, which have been consolidated into a single agreement, contain leverage and interest coverage covenants.

•
In December 2012, Old STERIS issued and sold $100.0 million of senior notes, of which $98.0 million remained outstanding as of March 31, 2017, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $98.0 million of outstanding notes, $45.5 million have a maturity of 10 years from issuance and have a current annual interest rate of 3.70%, an additional $40.0 million have a maturity of 12 years from issuance and have a current annual interest rate of 3.85%, and the remaining $12.5 million have a maturity of 15 years from issuance and have a current annual interest rate of 4.05%. These borrowings were used primarily for the repayment of then existing bank credit facility debt. The agreements governing these notes and the notes were amended and restated in their entirety on March 31, 2015. The amended and restated agreements, which have been consolidated into a single agreement, contain leverage and interest coverage covenants.

•
On August 15, 2008, Old STERIS issued and sold $150.0 million of senior notes, of which $120.0 million remained outstanding as of March 31, 2017, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the outstanding notes $85.0 million have a maturity of 10 years from issuance and have a current annual interest rate of 6.83%, and the remaining $35.0 million have a maturity of 12 years from issuance and have a current annual interest rate of 6.93%. The agreements governing these notes, which also govern the previously described senior notes issued in February 2013, and the notes were amended and restated in their entirety on March 31, 2015. The amended and restated agreements, which have been consolidated into a single agreement, contain leverage and interest coverage covenants.

At March 31, 2017, we had $550.9 million of unused funding available under the Credit Agreement. The Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit outstanding. At March 31, 2017, there were no letters of credit outstanding under the Credit Agreement.
At March 31, 2017, we were in compliance with all financial covenants associated with our indebtedness. We provide additional information regarding our debt structure and payment obligations in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Contractual and Commercial Commitments” and in Note 6 to our consolidated financial statements titled, “Debt.”

CAPITAL EXPENDITURES
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, radioisotope (cobalt-60), and information technology enhancements and research and development advances. During fiscal 2017, our capital expenditures amounted to $172.9 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. We expect fiscal 2018 capital expenditures to increase to approximately $180.0 million, reflecting continued facility expansions, integration of IT systems, new product development and general maintenance for existing facilities.
CONTRACTUAL AND COMMERCIAL COMMITMENTS
At March 31, 2017, we had commitments under non-cancelable operating leases totaling $97.4 million.
Our contractual obligations and commercial commitments as of March 31, 2017 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from events that require us to fulfill commitments.

	Payments due by March 31,
(dollars in thousands)	2018	2019	2020	2021	2022 and thereafter	Total
Contractual Obligations:
Debt	$30,000	$117,500	$459,104	$35,000	$840,684	$1,482,288
Operating leases	23,718	15,132	11,088	7,329	40,140	97,407
Purchase obligations	21,261	13,063	13,455	13,858	25,219	86,856
Benefit payments under defined benefit plans	3,498	3,472	3,915	3,706	28,238	42,829
Trust assets available for benefit payments under defined benefit plans	(3,498)	(3,472)	(3,915)	(3,706)	(28,238)	(42,829)
Benefit payments under other post-retirement benefits plans	2,187	1,910	1,707	1,565	6,846	14,215
Total Contractual Obligations	$77,166	$147,605	$485,354	$57,752	$912,889	$1,680,766
The table above includes only the principal amounts of our contractual obligations. We provide information about the interest component of our long-term debt in the subsection of MD&A titled, “Liquidity and Capital Resources,” and in Note 6 to our consolidated financial statements titled, “Debt.”
Purchase obligations shown in the table above relate to minimum purchase commitments with suppliers for materials purchases and long term construction contracts.
The table above excludes contributions we make to our defined contribution plans. Our future contributions to the defined contribution plans depend on uncertain factors, such as the amount and timing of employee contributions and discretionary employer contributions. We provide additional information about our defined benefit pension plans, defined contribution plan, and other post-retirement benefits plan in Note 9 to our consolidated financial statements titled, “Benefit Plans."

	Amount of Commitment Expiring March 31,
(dollars in thousands)	2018	2019	2020	2021	2022 and thereafter	Totals
Commercial Commitments:
Performance and surety bonds	$52,669	$1,117	$89	$2,490	$1,344	$57,709
Letters of credit as security for self-insured risk retention policies	7,694	—	—	—	—	7,694
Total Commercial Commitments	$60,363	$1,117	$89	$2,490	$1,344	$65,403
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
Allowance for Sales Returns.  We maintain an allowance for sales returns based upon known returns and estimated returns for both capital equipment and consumables. We estimate returns of capital equipment and consumables based upon historical experience.
Inventories and Reserves.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. We determine the LIFO inventory value at the end of the year based on inventory levels and costs at that time. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 29.0% and 31.0% of total inventories at March 31, 2017 and 2016, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $16.7 million and $17.6 million higher than those reported at March 31, 2017 and 2016, respectively.
We review inventory on an ongoing basis, considering factors such as deterioration and obsolescence. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories will not be usable. If future market conditions vary from those projected, and our estimates prove to be inaccurate, we may be required to write-down inventory values and record an adjustment to cost of revenues.
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

Asset Retirement Obligations. We incur retirement obligations for certain assets. We record an initial liability for the asset retirement obligations (ARO) at fair value. Accounting for the ARO at inception and in subsequent periods includes the determination of the present value of a liability and offsetting asset, the subsequent accretion of that liability and depletion of the asset, and a periodic review of the ARO liability estimates and discount rates used in the analysis. We provide additional information about our asset retirement obligations in Note 5 to our consolidated financial statements titled, “Property, Plant and Equipment.”
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
We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. We may consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. We may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. In those circumstances, we test goodwill for impairment by reviewing the book value compared to the fair value at the reporting unit level. We calculate the fair value of our reporting units based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.
As a result of our annual goodwill impairment review for fiscal year 2017, we concluded that the carrying value of one of our reporting units exceeded its fair value. The Synergy Health Netherlands linen management unit is reported within our Healthcare Specialty Services segment. Financial forecasts prepared for the annual assessment reflected pricing pressures, volume declines driven by overcapacity in the market, and a decline in the overall market size. These factors resulted in further degradation of the already low operating margin and cash flows of this unit. We incurred a goodwill impairment charge of $58,356 as a result, which is recorded within Goodwill impairment loss in the Consolidated Statements of Income. The fair market value of the reporting unit was determined under an income approach using discounted cash flows and estimated fair market values. Fair value calculated using a discounted cash flow analysis is classified within level 3 of the fair value hierarchy and requires several assumptions including risk adjusted discount rates and financial forecasts.
We evaluate indefinite lived intangible assets annually, or when evidence of potential impairment exists. We evaluate several qualitative indicators and assumptions, and trends that influence the valuation of the assets to determine if any evidence of potential impairment exists. During the third quarter of fiscal 2017, we adopted a new branding strategy change as part of the integration of certain Synergy Health operations into the Healthcare Specialty Services Segment. Under this new branding strategy, hospital sterilization services and instrument repair services will utilize the STERIS Instrument Management Services brand name. The Synergy Health trade name was phased out during the fourth quarter of fiscal 2017. As a result, we have shortened the estimated useful life of the Synergy Health trade name and have accelerated the corresponding amortization expense over the remainder of fiscal 2017, which totaled $14,444 and was recorded within the Selling, general and administrative expense line on the Consolidated Statements of Income.
Income Taxes.  Our provision for income taxes is based on our current period income, changes in deferred income tax assets and liabilities, income tax rates, changes in uncertain tax benefits, and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and the respective governmental taxing authorities. We use significant judgment in determining our annual effective income tax rate and evaluating our tax positions. We prepare and file tax returns based on our interpretation of tax laws and regulations, and we record estimates based on these judgments and interpretations. We cannot be sure that the tax authorities will agree with all of the tax positions taken by us. The actual income tax liability for each jurisdiction in any year can, in some instances, ultimately determined be several years after the tax return is filed and the financial statements are published.

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
Additional information regarding income taxes is included in Note 8 to our consolidated financial statements titled, “Income Taxes.”
Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the estimated liability. This liability includes estimated amounts for both losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. The obligation covered by insurance contracts will remain on the balance sheet as we remain liable to the extent insurance carriers do not meet their obligation. Estimated amounts receivable under the contracts are included in the "Prepaid expenses and other current assets" line, and the "Other assets" line of our consolidated balance sheets. Our accrual for self-insured risk retention as of March 31, 2017 and 2016 was $22.7 million and $20.2 million, respectively.
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
We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of proceedings, government investigations, and claims is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to Note 10 of our consolidated financial statements titled, "Commitments and Contingencies" for additional information.
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
Additional information regarding our commitments and contingencies is included in Note 10 to our consolidated financial statements titled, “Commitments and Contingencies.”
Benefit Plans.  We provide defined benefit pension plans for certain employees and retirees. In addition, we sponsor an unfunded post-retirement benefits plan for two groups of United States retirees. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.
Employee pension and post-retirement benefits plans are a cost of conducting business and represent obligations that will be settled in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2017 projected benefit obligations and the fiscal 2017 net periodic benefit costs is as follows:

	Synergy Health PLC	Isotron BV	Synergy Health Daniken AG	Synergy Health Radeberg	Synergy Health Allershausen	U.S. Post- Retirement Benefits Plan
Funding Status	Funded	Funded	Funded	Funded	Funded	Unfunded
Assumptions used to determine March 31, 2017
Benefit obligations:
Discount rate	2.60%	1.60%	0.65%	1.50%	1.50%	3.50%
Assumptions used to determine fiscal 2017
Net periodic benefit costs:
Discount rate	3.50%	1.60%	0.65%	1.50%	1.50%	3.50%
Expected return on plan assets	4.87%	1.60%	1.40%	n/a	n/a	n/a
NA – Not applicable.
We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2017 benefit costs by $0.03 million.
We develop our discount rate assumptions by evaluating input from third-party professional advisers, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement benefits plan by 50 basis points would have decreased the fiscal 2017 net periodic benefit costs by less than $0.05 million and would have increased the projected benefit obligations by approximately $9.5 million at March 31, 2017.

We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate of 7% to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2017:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	32	(32)

We recognize an asset for the overfunded status or a liability for the underfunded status of defined benefit pension and post-retirement benefit plans in our balance sheets. This amount is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement benefit plans). Changes in the funded status of the plans are recorded in other comprehensive income in the year they occur. We measure plan assets and obligations as of the balance sheet date. Note 9 to our consolidated financial statements titled, “Benefit Plans,” contains additional information about our pension and other post-retirement welfare benefits plans.
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
Share-based compensation expense was $18.8 million in fiscal 2017, $16.1 million in fiscal 2016 and $14.9 million in fiscal 2015. Note 14 to our consolidated financial statements titled, “Share-Based Compensation,” contains additional information about our share-based compensation plans.
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

FORWARD-LOOKING STATEMENTS
This Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date specified in this Annual Report and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS’s other securities filings, including Item 1A of this Annual Report on Form 10-K for the year ended March 31, 2017. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in this Annual Report or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) STERIS’s ability to meet expectations regarding the accounting and tax treatments of the Combination, (b) the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in connection with the Combination within the expected time-frames or at all and to successfully integrate the operations of the companies, (c) the integration of the operations of the companies being more difficult, time-consuming or costly than expected, (d) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected following the Combination, (e) the retention of certain key employees being difficult, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including, changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA, warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in this Annual Report on Form 10-K for the year ended March 31, 2017 and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (m) the impact on STERIS and its operations of the “Brexit” or the exit of other member countries from the EU, (n) the impact on STERIS and its operations of any new legislation, regulations or orders, including, but not limited to any new trade or tax legislations, regulations or orders, that may be implemented by the new US Administration or Congress or of any responses thereto, (o) the possibility that anticipated financial results or benefits of recent acquisitions, including the Combination, or of STERIS’s restructuring efforts, or of recent divestitures, will not be realized or will be other than anticipated, and (p) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.
INTEREST RATE RISK
As of March 31, 2017, we had $961 million in fixed rate senior notes outstanding. As of March 31, 2017, we had $521.6 million in outstanding borrowings under our Credit Agreement. Borrowings under the Credit Agreement are exposed to changes in interest rates. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to Note 6 to our Consolidated Financial Statements titled, “Debt.”
FOREIGN CURRENCY RISK
We are exposed to the impact of foreign currency exchange fluctuations. This foreign currency exchange risk arises when we conduct business in a currency other than the U.S. dollar. For most operations, local currencies have been determined to be the functional currencies. The financial statements of subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within equity. Note 18 to our consolidated financial statements titled, “Accumulated Other Comprehensive Income (Loss),” contains additional information about the impact of translation on accumulated other comprehensive income (loss) and equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since we operate internationally and approximately 31% of our revenues and 39% of our cost of revenues are generated outside the United States, foreign currency exchange rate fluctuations can significantly impact our financial position, results of operations, and competitive position.
We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2017, we held foreign currency forward contracts to buy 110 million Mexican pesos and 10 million Canadian dollars.
COMMODITY RISK
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers or only a single supplier. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. We believe that we have adequate sources of supply for many of our key materials and energy sources. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. At March 31, 2017, we held commodity swap contracts to buy 581,500 pounds of nickel.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
STERIS plc

We have audited the accompanying consolidated balance sheets of STERIS plc and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of STERIS plc and subsidiaries at March 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), STERIS plc and subsidiaries’ internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 26, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
May 26, 2017

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

March 31,	2017	2016
Assets
Current assets:
Cash and cash equivalents	$282,918	$248,841
Accounts receivable (net of allowances of $10,357 and $11,185, respectively)	483,451	471,523
Inventories, net	197,837	192,792
Prepaid expenses and other current assets	53,596	59,369
Total current assets	1,017,802	972,525
Property, plant, and equipment, net	915,908	1,064,319
Goodwill and intangibles, net	2,956,190	3,279,942
Other assets	34,555	29,630
Total assets	$4,924,455	$5,346,416
Liabilities and equity
Current liabilities:
Accounts payable	$133,479	$139,572
Accrued income taxes	14,640	13,683
Accrued payroll and other related liabilities	78,575	93,976
Accrued expenses and other	154,889	153,375
Total current liabilities	381,583	400,606
Long-term indebtedness	1,478,361	1,567,796
Deferred income taxes, net	171,805	254,824
Other liabilities	82,673	84,298
Total liabilities	$2,114,422	$2,307,524
Commitments and contingencies (see Note 11)
Preferred shares, with £0.10 par value; 100 shares authorized; 100 issued and outstanding	15	15
Ordinary shares, with £0.10 par value; £17,006 aggregate par amount authorized; 84,948 and 85,920 ordinary shares issued and outstanding, respectively	2,085,134	2,151,719
Retained earnings	954,155	939,459
Accumulated other comprehensive loss	(240,702)	(68,159)
Total shareholders’ equity	2,798,602	3,023,034
Noncontrolling interests	11,431	15,858
Total equity	2,810,033	3,038,892
Total liabilities and equity	$4,924,455	$5,346,416
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

Years Ended March 31,	2017	2016	2015
Revenues:
Product	$1,199,350	$1,130,046	$1,047,805
Service	1,413,406	1,108,718	802,458
Total revenues	2,612,756	2,238,764	1,850,263
Cost of revenues:
Product	624,542	618,161	584,210
Service	962,582	725,122	491,752
Total cost of revenues	1,587,124	1,343,283	1,075,962
Gross profit	1,025,632	895,481	774,301
Operating expenses:
Selling, general, and administrative	680,069	626,710	493,342
Goodwill impairment loss	58,356	—	—
Research and development	59,397	56,664	54,139
Restructuring expenses	215	(820)	(391)
Total operating expenses	798,037	682,554	547,090
Income from operations	227,595	212,927	227,211
Non-operating expenses, net:
Interest expense	44,520	42,708	19,187
Interest income and miscellaneous expense	(1,571)	(1,665)	(796)
Total non-operating expenses, net	42,949	41,043	18,391
Income before income tax expense	184,646	171,884	208,820
Income tax expense	74,015	60,299	73,756
Net income	110,631	111,585	135,064
Less: Net income attributable to noncontrolling interests	666	822	—
Net income attributable to shareholders	$109,965	$110,763	$135,064

Net income per share attributable to shareholders:
Basic	$1.29	$1.57	$2.27
Diluted	$1.28	$1.56	$2.25
Cash dividends declared per ordinary share outstanding	$1.09	$0.98	$0.90

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Years Ended March 31,	2017	2016	2015
Net income	$110,631	$111,585	$135,064
Less: Net income attributable to noncontrolling interests	666	822	—
Net income attributable to shareholders	$109,965	$110,763	$135,064

Other comprehensive (loss) income
Unrealized gain (loss) on available for sale securities, (net of taxes of $402, ($266) and $85, respectively)	851	(1,741)	507
Amortization of pension and postretirement benefit plans costs, (net of taxes of $963, ($700), and $4,007, respectively)	(7,463)	(3,032)	(6,461)
Pension settlement (net of taxes of $0, $10,563 and $0, respectively)	—	17,029	—
Change in cumulative foreign currency translation adjustment	(165,931)	(13,746)	(65,196)
Total other comprehensive loss attributable to shareholders	(172,543)	(1,490)	(71,150)
Comprehensive (loss) income attributable to shareholders	$(62,578)	$109,273	$63,914

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended March 31,	2017	2016	2015
Operating activities:
Net income	$110,631	$111,585	$135,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	188,142	143,740	91,541
Deferred income taxes	31,274	704	(4,916)
Share-based compensation expense	18,794	16,147	14,921
Pension settlement expense	—	26,470	—
Pension contributions made in settlement	—	(4,641)	—
Loss (gain) on the disposal of property, plant, equipment, and intangibles, net	760	1,813	(151)
Loss on sale of businesses	86,574	—	—
Excess tax benefit from share-based compensation	—	(6,281)	(11,526)
Goodwill impairment loss	58,356	—	—
Other items	(13,242)	(14,328)	(9,238)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(48,140)	(31,560)	(2,774)
Inventories, net	(12,829)	1,810	(9,902)
Other current assets	2,324	(9,599)	2,089
Accounts payable	6,884	5,249	(3,146)
Accruals and other, net	(5,442)	13,566	44,078
Net cash provided by operating activities	424,086	254,675	246,040
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(172,901)	(126,407)	(85,255)
Proceeds from the sale of property, plant, equipment, and intangibles	4,846	844	829
Proceeds from the sale of businesses	135,713	—	—
Purchases of investments	(6,356)	—	(4,681)
Acquisition of business, net of cash acquired	(65,557)	(604,021)	(194,662)
Net cash used in investing activities	(104,255)	(729,584)	(283,769)
Financing activities:
Proceeds from the issuance of long-term obligations	293,730	350,000	—
Payments on long-term obligations	(172,500)	(92,567)	—
Proceeds under credit facilities, net	(196,613)	369,451	129,770
Deferred financing fees and debt issuance costs	(1,073)	(5,169)	(14,370)
Acquisition related contingent consideration	(9,918)	—	(1,250)
Repurchases of common shares	(97,509)	(14,369)	(30,687)
Cash dividends paid to common shareholders	(93,193)	(65,203)	(53,513)
Proceeds from issuance of equity to minority shareholders	5,022	625	—
Stock option and other equity transactions, net	4,955	11,240	28,274
Excess tax benefit from share-based compensation	—	6,281	11,526
Net cash (used in) provided by financing activities	(267,099)	560,289	69,750
Effect of exchange rate changes on cash and cash equivalents	(18,655)	(4,228)	(17,134)
Increase (decrease) in cash and cash equivalents	34,077	81,152	14,887
Cash and cash equivalents at beginning of period	248,841	167,689	152,802
Cash and cash equivalents at end of period	$282,918	$248,841	$167,689
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Ordinary Shares		Preferred Shares		Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount	Number	Amount	Number	Amount
Balance at March 31, 2014	58,968	$246,186	—	$—	11,072	$(324,202)	$1,112,240	$4,481	$2,541	$1,041,246
Comprehensive income:
Net income	—	—	—	—	—	—	135,064	—	—	135,064
Other comprehensive loss	—	—	—	—	—	—	—	(71,150)	—	(71,150)
Repurchases of ordinary shares	(542)	—	—	—	542	(30,687)	—	—	—	(30,687)
Equity compensation programs	1,249	7,141	—	—	(1,250)	34,546	—	—	—	41,687
Tax benefit of stock options exercised	—	11,526	—	—	—	—	—	—	—	11,526
Cash dividends – $0.90 per ordinary share	—	—	—	—	—	—	(53,513)	—	—	(53,513)
Change in noncontrolling interest	—	—	—	—	—	—	—	—	(527)	(527)
Balance at March 31, 2015	59,675	$264,853	—	$—	10,364	$(320,343)	$1,193,791	$(66,669)	$2,014	$1,073,646
Comprehensive income:
Net income	—	—	—	—	—	—	110,763	—	822	111,585
Other comprehensive loss	—	—	—	—	—	—	—	(1,490)	—	(1,490)
Repurchases of ordinary shares	(267)	(1,020)	—	—	248	(12,974)	(375)	—	—	(14,369)
Equity compensation programs	664	13,624	—	—	(538)	13,667	—	—	—	27,291
Retirement of treasury shares	—	(20,133)	—	—	(10,074)	319,650	(299,517)	—	—	—
Issuance of shares for Synergy Combination	25,839	1,887,479	100	15	—	—	—	—	13,574	1,901,068
Purchase of subsidiary shares from noncontrolling interest	9	635	—	—	—	—	—	—	(1,453)	(818)
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	—	—	1,443	1,443
Tax benefit of stock options exercised	—	6,281	—	—	—	—	—	—	—	6,281
Cash dividends – $0.98 per ordinary share	—	—	—	—	—	—	(65,203)	—	—	(65,203)
Change in noncontrolling interest	—	—	—	—	—	—	—	—	(542)	(542)
Balance at March 31, 2016	85,920	$2,151,719	100	$15	—	$—	$939,459	$(68,159)	$15,858	$3,038,892
Comprehensive income:
Net income	—	—	—		—	—	109,965	—	666	110,631
Other comprehensive loss	—	—	—	—	—	—	—	(172,543)	—	(172,543)
Repurchases of ordinary shares	(1,455)	(95,433)	—	—	—	—	(2,076)	—	—	(97,509)
Equity compensation programs and other	416	23,826	—	—	—	—	—	—	—	23,826
Purchase of subsidiary shares from noncontrolling interest	67	5,022	—	—	—	—	—	—	(5,374)	(352)
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	—	—	530	530
Cash dividends – $1.09 per ordinary share	—	—	—	—	—	—	(93,193)	—	—	(93,193)
Other changes in noncontrolling interest	—	—	—	—	—	—	—	—	(249)	(249)
Balance at March 31, 2017	84,948	$2,085,134	100	$15	—	$—	$954,155	$(240,702)	$11,431	$2,810,033
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations.  STERIS plc (“Parent”) was organized in 2014 under the laws of England and Wales under the name Solar New HoldCo Limited as a private limited company for the purpose of effecting the combination (“Combination”) of STERIS Corporation, an Ohio corporation (“Old STERIS”), and Synergy Health plc, a public limited company organized under the laws of England and Wales (“Synergy”). Effective November 2, 2015, the Parent was re-registered as a public company under the name of STERIS plc and the Combination closed. As a result of the Combination closing, STERIS plc became the ultimate parent company of Old STERIS and Synergy. Synergy has been re-registered under the name of Synergy Health Limited. The acquisition of Old STERIS was accounted for in the consolidated financial statements as a merger between entities under common control; accordingly the historical consolidated financial statements of Old STERIS for periods prior to November 2, 2015, are considered to be the historical financial statements of STERIS plc. Due to the timing of the Combination, the results of Synergy are only reflected in the results of operations of the Company from November 2, 2015, forward and will affect the comparability to the prior period historical operations of the Company throughout this Annual Report on Form 10-K.
STERIS develops, manufactures and markets infection prevention, contamination control, microbial reduction, and surgical and gastrointestinal support products and services for healthcare, pharmaceutical, scientific, research, industrial, and governmental Customers throughout the world.
As a result of the Combination, we reorganized our operations into four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. We describe our business segments in Note 11 to our consolidated financial statements titled, "Business Segment Information."
Our fiscal year ends on March 31. References in this Annual Report to a particular "year," "fiscal year," or "year-end" mean our fiscal year. The significant accounting policies applied in preparing the accompanying consolidated financial statements of the Company are summarized below.
Principles of Consolidation. We use the consolidation method to report our investment in our subsidiaries. Therefore, the accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. We eliminate inter-company accounts and transactions when we consolidate these accounts. Investments in equity of unconsolidated affiliates, over which the Company has significant influence, but not control, over the financial and operating polices, are accounted for primarily using the equity method. These investments are immaterial to the Company's Consolidated Financial Statements. In prior periods, we presented income attributable to noncontrolling interests in the "Interest income and miscellaneous expense" line of our Consolidated Statements of Income and the amounts were not material.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2017	2016	2015
Cash paid during the year for:
Interest	$42,797	$37,165	$19,124
Income taxes	78,009	60,885	52,707
Cash received during the year for income tax refunds	2,002	1,697	2,405
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
We maintain an allowance for sales returns based upon known returns and estimated returns for both capital equipment and consumables. We estimate returns of capital equipment and consumables based upon recent historical experience.
Inventories, net. Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 29.0% and 31.0% of total inventories at March 31, 2017 and 2016, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $16,706 and $17,608 higher than those reported at March 31, 2017 and 2016, respectively.
We review inventory on an ongoing basis, considering factors such as deterioration, obsolescence, and other items. We record an allowance for estimated losses when the facts and circumstances indicate that particular inventories will not be usable. If future market conditions vary from those projected, and our estimates prove to be inaccurate, we may be required to write-down inventory values and record an adjustment to cost of revenues.
Property, Plant, and Equipment.  Our property, plant, and equipment consists of land and land improvements, buildings and leasehold improvements, machinery and equipment, information systems, radioisotope (cobalt-60), linens and construction in progress. Property, plant, and equipment are presented at cost less accumulated depreciation and depletion. We capitalize additions and improvements. Repairs and maintenance are charged to expense as they are incurred.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

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
We generally depreciate or deplete property, plant, and equipment over the useful lives presented in the following table:

Asset Type	Useful Life (years)
Land improvements	3-40
Buildings and leasehold improvements	2-50
Machinery and equipment	2-20
Information Systems	2-20
Radioisotope (cobalt-60)	20
Linens	1-5
When we sell, retire, or dispose of property, plant, and equipment, we remove the asset’s cost and accumulated depreciation from our Consolidated Balance Sheet. We recognize the net gain or loss on the sale or disposition in the Consolidated Statements of Income in the period when the transaction occurs.
Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $1,141 and $723 for the years ended March 31, 2017 and 2016, respectively. Total interest expense for the years ended March 31, 2017, 2016, and 2015 was $44,520, $42,708, and $19,187, respectively.
Identifiable Intangible Assets.  Our identifiable intangible assets include product technology rights, trademarks, licenses, and Customer and vendor relationships. We record these assets at cost, or when acquired as part of a business acquisition, at estimated fair value. We generally amortize identifiable intangible assets over periods ranging from 5 to 20 years using the straight-line method. Our intangible assets also include indefinite lived assets including certain trademarks and tradenames that were acquired in connection with business combinations. These assets are tested at least annually for impairment.
Investments.  Investments in marketable securities are stated at fair value and are included in "Other assets" on the Consolidated Balance Sheets. Unrealized gains and losses on marketable securities classified as available-for-sale are recorded in Accumulated Other Comprehensive Income (Loss).
Asset Impairment Losses.  Property, plant, equipment, and identifiable intangible assets are reviewed for impairment when indicators of impairment exist and circumstances indicate that the carrying value of such assets may not be recoverable. Impaired assets are recorded at the lower of carrying value or estimated fair value. We monitor for such indicators on an ongoing basis and if an impairment exists, we record the loss in the Consolidated Statements of Income during that period.
Asset Retirement Obligations. We incur retirement obligations for certain assets. We recorded initial liabilities for the asset retirement obligations ("ARO") at fair value. Recognition of ARO includes: estimating the present value of a liability and offsetting asset, the subsequent accretion of that liability and depletion of the asset, and a periodic review of the ARO liability estimates and discount rates used in the analysis. We provide additional information about our asset retirement obligations in Note 5 to our consolidated financial statements titled, “Property, Plant and Equipment.”
Acquisitions of Business.  Assets acquired and liabilities assumed in a business combination are accounted for at fair value on the date of acquisition. Costs related to the acquisition are expensed as incurred.
Goodwill.  We perform our annual impairment test for goodwill in the third quarter of each year. We may consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. We may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. We review the book value compared to the fair value at the reporting unit level. We calculate the fair value of our reporting units based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections, strategic plans, and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other marketplace participants.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

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
Benefit Plans.  We sponsor defined benefit pension plans. We also sponsor a post-retirement benefits plan for certain former employees. We determine our costs and obligations related to these plans by evaluating input from third-party professional advisers. These costs and obligations are affected by assumptions including the discount rate, expected long-term rate of return on plan assets, the annual rate of change in compensation for eligible employees, estimated changes in costs of healthcare benefits, and other factors. We review the assumptions used on an annual basis.
We recognize an asset for the overfunded status or a liability for the underfunded status of defined benefit pension and post-retirement benefits plans in our consolidated balance sheets. This amount is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement benefit plans). Changes in the funded status of the plans are recorded in other comprehensive income in the year they occur. We measure plan assets and obligations as of the balance sheet date. We provide additional information about our pension and other post-retirement benefits plans in Note 9 to our consolidated financial statements titled, “Benefit Plans.”
Fair Value of Financial Instruments.  Except for long-term debt, our financial instruments are highly liquid or have short-term maturities. We provide additional information about the fair value of our financial instruments in Note 17 titled, “Fair Value Measurements.”
Foreign Currency Translation.  Most of our operations use their local currency as their functional currency. Financial statements of subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments for subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within equity. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying Consolidated Statement of Income, except for certain inter-company balances designated as long-term investments.
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
Advertising Expenses.  Costs incurred for communicating, advertising and promoting our products are generally expensed when incurred as a component of Selling, General and Administrative Expense. We incurred $12,622, $10,785, and $9,732 of advertising costs during the years ended March 31, 2017, 2016, and 2015, respectively.
Research and Development.  We incur research and development costs associated with commercial products and expense these costs as incurred. If a Customer reimburses us for research and development costs, the costs are charged to the related contracts as costs of revenues.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Income Taxes.  We defer income taxes for all temporary differences between pre-tax financial and taxable income and between the book and tax basis of assets and liabilities. We record valuation allowances to reduce net deferred tax assets to an amount that we expect will more-likely-than-not be realized. In making such a determination, we consider all available information, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and if applicable, any carryback claims that can be filed. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes and the effective tax rate.
We evaluate uncertain tax positions in accordance with a two-step process. The first step is recognition: The determination of whether or not it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate tax authority and that the tax authority will have full knowledge of all relevant information. The second step is measurement: A tax position that meets the more-likely-than-not threshold is measured to determine the amount of benefit to recognize in the financial statements. The measurement process requires the determination of the range of possible settlement amounts and the probability of achieving each of the possible settlements. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. No tax benefits are recognized for positions that do not meet the more-likely-than-not threshold. Tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which the threshold is no longer met. We describe income taxes further in Note 8 to our consolidated financial statements titled, “Income Taxes.”
Medical Device Excise Tax. The Medical Device Excise Tax became effective January 1, 2013. The excise tax was mandated by the 2010 health care reform legislation and assesses a 2.3% tax on the sale or use of certain medical devices that are sold or manufactured in the United States. Many of our products are subject to the excise tax. Late in 2015, Congress enacted legislation that suspended the excise tax for 2016 and 2017. As a result, we did not incur Medical Device Excise taxes during fiscal 2017. We incurred Medical Device Excise taxes of $5,802, and $7,917 during fiscal years 2016 and 2015, respectively, which was included in cost of revenues in the period of sale.
Share-Based Compensation.  We describe share-based compensation in Note 14 to our consolidated financial statements titled, “Share-Based Compensation.” We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. We record liability awards at fair value each reporting period and the change in fair value is reflected as share-based compensation expense in our Consolidated Statements of Income. The expense is classified as cost of goods sold, selling, general and administrative expenses or research and development expenses in a manner consistent with the employee’s compensation and benefits. These costs are recognized in the Consolidated Statement of Income over the period during which an employee is required to provide service in exchange for the award.
Restructuring.  We recognize restructuring expenses as incurred. Asset impairment and accelerated depreciation expenses primarily relate to inventory write-downs for rationalized products and adjustments in the carrying value of the related facilities and machinery and equipment to their estimated fair value. In addition, the remaining useful lives of other property, plant, and equipment associated with the related operations are reevaluated based on the respective restructuring plan, which may result in the acceleration of depreciation and amortization of certain assets.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

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
			First Quarter Fiscal 2017	The prospective adoption of this standard did not have a material impact on our statements of consolidated financial position, results of operations and cash flows.
ASU 2015-07, "Fair Value Measurement: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)" (Topic 820)	May 2015
This standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the asset value per share practical expedient. The standard also removes the requirement to make certain disclosures for these investments that are eligible to be measured at fair value using the net asset value per share practical expedient.
Fourth Quarter Fiscal 2017
We retrospectively applied the requirements of this standard to investments that use net asset value per share as a practical expedient for all comparative periods presented in Note 9. Benefit Plans and Note 17. Fair Value Measurements.

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
First Quarter Fiscal 2017
As a result of the adoption of this standard, we recorded $5.1 million of excess tax benefits associated with share based compensation in the Consolidated Statements of Income for the year-ended March 31, 2017 and have included the associated cash flows as cash provided by operating activities. Prior periods have not been restated.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

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
N/A
We have not completed our assessment of the new revenue recognition standard, however, we currently anticipate adopting this standard using the modified-retrospective method. We are in the process of quantifying the potential impacts that the standard will have on our consolidated statements of financial position, results of operations and cash flows.

ASU 2015-11, "Inventory - Simplifying the Measurement of Inventory" (Topic 330)	July 2015
The standard requires an entity to measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted.
		N/A	We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
ASU 2016-01, "Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Liabilities" (Subtopic 825-10)	January 2016
The standard changes how equity investments are measured and presents changes in the fair value of financial liabilities measured under the fair value option. Presentation and disclosure requirements for financial instruments are also affected. Entities will be required to measure equity investments that do not result in consolidation and are not recorded under the equity method at fair value with changes in fair value recognized in net income. The standard clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
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
(dollars in thousands, except per share amounts and as noted)

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
This update provides guidance on the following specific cash flow issues: Debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that period. Early adoption is permitted.
		N/A	We are in the process of evaluating the impact that the standard will have on our statement of cash flows.
ASU 2016-16, "Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory" (Topic 740)	October 2016
The update improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard requires the recognition of income tax consequences resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for annual periods beginning after December 15, 2018. Early adoption is permitted.
		N/A	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.
ASU 2017-04, "Intangibles - Goodwill and Other, Simplifying the Test for Goodwill Impairment" (Topic 350)	January 2017
This update eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments of this standard, an entity would perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The loss should not exceed the total amount of goodwill allocated to that reporting unit. Tax effects should be considered. The standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted.
		N/A	We are in process of evaluating the impact that the standard will have on our annual goodwill impairment test.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

ASU 2017-07 "Compensation - Retirement Benefits - Improving the Presentation of Net Periodic Pension and Net Periodic Postretirement Benefit Cost" (Topic 715)	March 2017
This standard requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented.
		N/A	We are in process of evaluating the impact that the standard will have on our annual goodwill impairment test.
2. BUSINESS ACQUISITIONS AND DIVESTITURES
Fiscal 2017 Acquisitions
Compass Medical, Inc.
On September 16, 2016, we purchased the assets of Compass Medical, Inc. ("Compass'') for approximately $16.0 million. The purchase price was financed with bank credit facility borrowings. Compass specializes in the sale and repair of flexible endoscopes. On an annual basis, Compass has generated revenues of approximately $6.0 million and is being integrated into our Healthcare Specialty Services segment.
Phoenix Surgical Holdings, Ltd. and Endo-Tek LLP
On August 31, 2016, we purchased 100% of the shares of Phoenix Surgical Holdings, Ltd. and the assets of Endo-Tek LLP ("Phoenix Surgical and Endo-Tek") for approximately $14.3 million combined, net of cash acquired. The purchase price was financed with cash on hand. On an annual basis, these operations, which specialize in the repair of endoscopes, generated approximately $8.0 million in combined revenue and is being integrated into our Healthcare Specialty Services segment.
Medisafe
On July 22, 2016, we purchased 100% of the shares of Medisafe Holdings, Ltd. ("Medisafe"), a U.K. manufacturer of washer/disinfector equipment and related consumables and services for approximately $34.5 million, net of cash acquired. The purchase price was financed with cash on hand. On an annual basis, the Medisafe product line has generated $18.0 million in revenue. The acquisition of Medisafe provides washer manufacturing and research and development capabilities in the U.K. Medisafe's products and services is being integrated into our Healthcare Products segment.
Fiscal 2016 Acquisitions
Synergy Health plc
On November 2, 2015, STERIS acquired all outstanding shares of Synergy in a cash and stock transaction valued at £24.80 ($38.17) per Synergy share, or a total of approximately $2.3 billion based on the low trading price of Old STERIS’s stock of $73.02 per share on November 2, 2015. The Combination brought together businesses that generate revenues from over 100 countries and that are geographically complementary. Total costs of approximately $63,789 before tax were incurred during fiscal year 2016 related to the Combination and are reported in Selling, general and administrative expense.
Total consideration for the transaction is presented in the table below. At the closing date of the Combination, vested share option awards remained outstanding under Synergy's Save As You Earn Plans ("SAYE"). In accordance with the provisions of SAYE, vested option awards were exercisable to the extent that the exercise price funds had been accumulated in accordance with the option holder's savings contract. The number of Synergy shares issued were fair valued based on the same cash and stock consideration available to other Synergy shareholders at the time of the Combination.

Cash consideration	$402,494
STERIS plc shares (25,848,798 ordinary shares issued)	1,887,479
Fair value of consideration available to vested Synergy share option holders	4,819
Total purchase consideration	$2,294,792

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

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
During the fiscal 2017 third quarter, adjustments were made to finalize the opening balance sheet fair value estimates. Adjustments related primarily to property, plant and equipment, intangible assets and goodwill. The cumulative impact of the final purchase price allocation resulted in a cumulative decrease in depreciation, amortization and depletion expense of approximately $20 million, of which approximately $17 million was recorded within Selling, general and administrative expense and approximately $3 million was recorded within Cost of revenues in the Consolidated Statements of Income. The cumulative foreign currency translation adjustment recorded as a result of the finalization of purchase accounting was approximately $170 million. The purchase price allocation below represents Synergy's opening balance sheet as of November 2, 2015:

	November 2, 2015 (as previously reported)	Adjustments	November 2, 2015 (revised)
Cash	$53,057	$—	$53,057
Accounts receivable	107,341	(4,248)	103,093
Inventory	30,074	—	30,074
Property, plant and equipment	534,879	(38,324)	496,555
Other assets	19,708	(533)	19,175
Intangible assets	806,526	(302,330)	504,196
Goodwill	1,411,781	273,743	1,685,524
Total assets	2,963,366	(71,692)	2,891,674

Current liabilities	(108,192)	260	(107,932)

Long-term indebtedness	(321,082)	—	(321,082)
Non-current liabilities	(230,544)	71,432	(159,112)
Total Liabilities	(659,818)	71,692	(588,126)

Net Assets	$2,303,548	$—	$2,303,548
The fair value of machinery and equipment was primarily determined using the cost approach, considering replacement cost, reproduction costs and trend factors based on price indices, which are classified as level 2 inputs within the fair value hierarchy.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The fair values of intangible assets were determined using an income approach considering useful lives, future revenues and margins and a risk adjusted discount rate, which are classified as level 3 inputs within the fair value hierarchy. The estimated fair values and useful lives of these intangible assets are as follows:

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
Contingent liabilities assumed as part of the Combination totaled $3,031 at the date of the Combination, and were included within accrued expenses and other liabilities in the consolidated balance sheet. These contingent liabilities included $1,470 related to income taxes (including uncertain tax positions) and $1,561 related to contingent consideration associated with prior acquisitions completed by Synergy. Contingent liabilities were recorded at their estimated fair values, aside from those pertaining to uncertainty in income taxes which are an exception to the fair value basis of accounting. See Note 17, titled "Fair Value Measurements" to the consolidated financial statements for additional information on contingent liabilities.
Actual and Pro Forma Impact
Our fiscal 2016 consolidated financial statements include Synergy's results of operations from the date of acquisition on November 2, 2015 through March 31, 2016. Net sales and operating income attributable to Synergy during this period and included in our consolidated financial statements for the fiscal year ended March 31, 2016 total $254,911 and $3,695, respectively.
The following unaudited pro forma information gives effect to our acquisition of Synergy as if the acquisition had occurred on April 1, 2014 and Synergy had been included in our consolidated results of operations for fiscal years ended March 31, 2016 and March 31, 2015.

	Fiscal Year Ended March 31,
Amounts are unaudited	2016	2015
Net revenues	$2,619,056	$2,499,140
Net income from continuing operations	188,269	152,057
The historical consolidated financial information of STERIS and Synergy has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) expected to have a continuing impact on the combined results. In order to reflect the occurrence of the acquisition on April 1, 2014 as required, the unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up, the incremental depreciation from the fair value adjustments to property, plant and equipment, and the incremental intangible asset amortization to be incurred based on the valuations of the assets acquired. Adjustments to financing costs and income tax expense also were made to reflect the capital structure and anticipated effective tax rate of the combined entity. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the period presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Gepco
On July 31, 2015, we acquired all of the outstanding shares of General Econopak, Inc. (“Gepco”), since renamed STERIS Barrier Products Solutions, Inc., for a purchase price of $176,474 in cash, including a customary working capital adjustment. Gepco is a Pennsylvania-based manufacturer of product solutions in the areas of sterility maintenance, barrier protection, and sterile cleanroom products for pharmaceutical, biotechnology and veterinary Customers. Gepco has been integrated into our Life Sciences business segment. The purchase price was financed through a combination of credit facility borrowings and cash on hand. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date. The acquisition qualified for joint election tax benefit under Section 338 (h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes.
Black Diamond
On June 12, 2015, we acquired the capital stock of Black Diamond Video, Inc. ("Black Diamond"), a California-based developer and provider of operating room integration systems. The purchase price was approximately $46,155, which included a working capital adjustment, deferred consideration of $5,870 and contingent consideration of $800. The transaction consideration paid at closing was funded with cash on hand. Black Diamond has been integrated into our Healthcare Products business segment. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date.
Other 2016 Acquisitions
We also completed several other minor purchases that continued to expand our service offerings in the Healthcare Products, Healthcare Specialty Services and Life Sciences segments. The aggregate purchase price associated with these transactions was approximately $41,079, including potential contingent consideration of $1,760.
Fiscal Year 2015
Dana Products, Inc.
On March 9, 2015, the Company purchased all the outstanding shares of capital stock of Dana Products, Inc. ("Dana"), an Illinois manufacturer of chemical indicators used in steam sterilizers. The purchase price was approximately $12,414, including a customary working capital adjustment. Dana has been integrated into the Healthcare Products business segment. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date. The acquisition of Dana qualified for a joint election tax benefit under Section 338(h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes. Intangible assets acquired consist of product names and patents, which are being amortized on a straight line basis over their useful lives of up to ten years.
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
Integrated Medical Systems International, Inc.
On May 9, 2014, we completed the acquisition of all of the outstanding shares of capital stock of Integrated Medical Systems International, Inc. ("IMS") pursuant to a Stock Purchase Agreement dated March 31, 2014. The purchase price was approximately $162,905, including a customary working capital adjustment. In addition, we purchased certain real estate used in the IMS business for approximately $10,000. IMS has facilities located in Alabama, Florida and Maryland and provides a variety of services including: endoscope repair, surgical instrument management and sterile processing consulting. IMS has been integrated into our Healthcare Specialty Services segment.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Fair Value of Assets Acquired and Liabilities Assumed
The table below summarizes the allocation of the purchase price to the net assets acquired based on fair values at the acquisition dates for our fiscal 2017, 2016 and 2015 acquisitions.

	Fiscal Year 2017			Fiscal Year 2016				Fiscal Year 2015
	Medisafe(1)	Compass (1)	Phoenix Surgical and Endo-Tek (1)	Synergy Health plc	Gepco	Black Diamond	Other Acquisitions	Dana	AGAPE	IMS
Cash	$3,751	$—	$769	$53,057	$1,108	$—	$—	$135	$—	$—
Accounts receivable	3,614	629	1,123	103,093	4,161	2,966	3,859	617	342	16,594
Inventory	2,454	659	950	30,074	1,926	3,309	1,108	388	—	8,478
Property, plant and equipment	639	13	1,092	496,555	3,421	607	1,979	743	—	15,074
Other assets	—	31	46	19,175	946	54	—	—	—	842
Intangible assets	17,151	5,992	—	504,196	61,900	13,500	14,829	6,363	1,200	62,000
Goodwill	19,618	8,987	12,794	1,685,524	104,485	31,792	20,630	4,311	1,899	81,587
Total Assets	47,227	16,311	16,774	2,891,674	177,947	52,228	42,405	12,557	3,441	184,575
Current liabilities	(6,082)	(309)	(1,373)	(107,932)	(1,473)	(4,525)	(1,277)	(143)	(26)	(11,670)
Long-term indebtedness	—	—	—	(321,082)	—	—	—	—	—	—
Non-current liabilities	(2,877)	—	(295)	(159,112)	—	(1,548)	(49)	—	—	—
Total Liabilities	(8,959)	(309)	(1,668)	(588,126)	(1,473)	(6,073)	(1,326)	(143)	(26)	(11,670)
Net Assets	$38,268	$16,002	$15,106	$2,303,548	$176,474	$46,155	$41,079	$12,414	$3,415	$172,905
(1) Purchase price allocation is still preliminary as of March 31, 2017, as valuations have not been finalized.
Acquisition related transaction and integration costs totaled $30,082, $82,891, and $32,762 for the fiscal years ended March 31, 2017, 2016, and 2015, respectively. These costs are included in Selling, general, and administrative expenses in the Consolidated Statements of Income.
Divestitures
Netherlands Linen Management Services
On February 9, 2017, we sold our Synergy Health Netherlands Linen Management Services business to EMEA B.V. Annual revenues for Synergy Health Netherlands Linen Management Services were approximately $75 million and were included in the Healthcare Specialty Services segment. We recorded a $42.9 million pre-tax loss on the sale in Selling, general, and administrative expense in the Consolidated Statements of Income as a result of the divestiture. In connection with the divestiture, we entered into a loan agreement to provide financing of up to €15 million for a term of up to 15 years. The loan carries an interest rate of 4 percent for the first four years and 12 percent thereafter. No borrowings were outstanding at March 31, 2017.
US Linen Management Services
On November 3, 2016, we sold our Synergy Health US Linen Management Services business to SRI Healthcare LLC. Annual revenues for US Linen Management Services were approximately $50 million and were included in the Healthcare Specialty Services segment. We recorded proceeds of $4.5 million and recognized a pre-tax loss on the sale, subject to final adjustments, of $31.2 million in Selling, general, and administrative expense in the Consolidated Statements of Income.
Synergy Health Labs
On September 2, 2016, we sold Synergy Health Laboratory Services to SYNLAB International. Annual revenues for the Synergy Health Labs were approximately $15 million and were included in the Applied Sterilization Technologies segment. We recorded proceeds of $25.0 million, net of cash divested, and recognized a pre-tax gain on the sale of $17.4 million in Selling, general, and administrative expense in the Consolidated Statements of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Applied Infection Control
On August 31, 2016, we completed the sale of our Applied Infection Control ("AIC") product line to DEB USA, Inc., a wholly-owned subsidiary of S.C. Johnson & Son, Inc. Annual revenues for the AIC product line were typically less than $50 million and were included in the Healthcare Products segment. We recorded proceeds of $41.8 million and recognized a pre-tax gain on the sale of $36.5 million in Selling, general, and administrative expense in the Consolidated Statements of Income.
UK Linen Management Services
On July 1, 2016, we sold our Synergy Health UK Linen Management Services business to STAR Mayan Limited. Annual revenues for UK Linen Management Services were approximately $50 million and were included in the Healthcare Specialty Services segment. We recorded proceeds of $65.4 million, net of cash divested, and recognized a pre-tax loss on the sale of $66.3 million in Selling, general, and administrative expense in the Consolidated Statements of Income.
3. GOODWILL AND INTANGIBLE ASSETS
Changes to the carrying amount of goodwill for the years ended March 31, 2017, 2016 and 2015 were as follows:

	Healthcare Products Segment	Healthcare Specialty Services Segment	Life Sciences Segment	Applied Sterilization Technologies Segment	Synergy Combination	Total
Balance at March 31, 2015	$324,873	$150,844	$33,889	$83,035	$—	$592,641
Goodwill acquired or allocated	40,043	3,428	113,284	—	1,408,192	1,564,947
Foreign currency translation adjustments	(1,146)	—	161	—	—	(985)
Balance at March 31, 2016	363,770	154,272	147,334	83,035	1,408,192	2,156,603
Goodwill acquired or allocated	19,618	21,781	—	—	—	41,399
Synergy allocation	—	376,807	—	1,308,717	(1,411,781)	273,743
Divestitures	—	(85,806)	—	—	—	(85,806)
Impairment	—	(58,356)	—	—	—	(58,356)
Foreign currency translation adjustments	(5,623)	(32,819)	(820)	(60,607)	3,589	(96,280)
Balance at March 31, 2017	$377,765	$375,879	$146,514	$1,331,145	$—	$2,231,303
The fiscal 2017 goodwill increase within the Healthcare Products segment primarily relates to the acquisition of Medisafe. The fiscal 2017 goodwill increase within the Healthcare Specialty Services and Applied Sterilization Technologies segments was primarily the result of the finalization of purchase accounting related to the Synergy acquisition. The Healthcare Specialty Services segment was also impacted by the fiscal 2017 acquisitions of Compass Medical, Inc., Phoenix Surgical Holdings, Ltd., and Endo-Tek LLP, the Synergy Health UK Linen Management Services divestiture and the Synergy Health Netherlands goodwill impairment discussed below.
The fiscal 2016 increase in the overall goodwill balance related to the Synergy acquisition, which had not been allocated to the business segments as of March 31, 2016. The fiscal 2016 increase of goodwill associated with the Healthcare Products segment resulted primarily from the acquisition of the capital stock of Black Diamond. The increase associated with the Life Sciences segment resulted primarily from the acquisition of the capital stock of Gepco. Other minor purchases also impacted goodwill associated with the Healthcare Products, Healthcare Specialty Services and Life Sciences segments.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

We evaluate the recoverability of recorded goodwill amounts annually during the third fiscal quarter, or when evidence of potential impairment exists. As a result of our annual goodwill impairment review for fiscal year 2017, we concluded that the carrying value of one of our reporting units exceeded its fair value. The Synergy Health Netherlands linen management unit is reported within our Healthcare Specialty Services segment. Financial forecasts prepared for the annual assessment reflected pricing pressures, volume declines driven by overcapacity in the market, and a decline in the overall market size. These factors resulted in further degradation of the already low operating margin and cash flows of this unit. We incurred a goodwill impairment charge of $58,356 as a result, which is recorded within Goodwill impairment loss in the Consolidated Statements of Income. The fair market value of the reporting unit was determined under an income approach using discounted cash flows and estimated fair market values. Fair value calculated using a discounted cash flow analysis is classified within level 3 of the fair value hierarchy and requires several assumptions including risk adjusted discount rates and financial forecasts.
Our fiscal 2017, 2016, and 2015 acquisitions are described in Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures".
Information regarding our intangible assets is as follows:

	2017		2016
March 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$597,386	$96,648	$879,525	$64,268
Non-compete agreements	4,722	3,629	4,730	3,503
Patents and technology	211,812	86,665	213,317	70,801
Trademarks and tradenames	80,223	32,547	129,690	18,318
Supplier relationships	54,800	4,567	54,800	1,827
Other	10	10	10	16
Total	$948,953	$224,066	$1,282,072	$158,733
Certain trademarks and tradenames obtained as a result of business combinations are indefinite-lived assets. The approximate carrying value of these assets at March 31, 2017 and March 31, 2016 was $34,970 and $35,340, respectively. Total amortization expense for finite-lived intangible assets was $68,607, $49,782, and $24,500 for the years ended March 31, 2017, 2016, and 2015, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2018	2019	2020	2021	2022
Estimated amortization expense	$64,863	$64,540	$63,486	$62,847	$60,018
The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2017 foreign currency exchange rates.
During the third quarter of fiscal 2017, we adopted a new branding strategy change as part of the integration of certain Synergy Health operations into the Healthcare Specialty Services Segment. Under this new branding strategy, hospital sterilization services and instrument repair services will utilize the STERIS Instrument Management Services brand name. The Synergy Health trade name was phased out during the fourth quarter of fiscal 2017. As a result, we have shortened the estimated useful life of the Synergy Health trade name and accelerated the corresponding amortization expense over the remainder of fiscal 2017, resulting in an additional expense of $14,444 within the Selling, general and administrative expense line on the Consolidated Statements of Income.
However, during the second quarter of fiscal 2015, a new branding strategy for surgical instrument and endoscope repair services was adopted as part of the integration of IMS into the Healthcare Specialty Services segment. This new strategy represented an indicator of impairment of the carrying value of the Spectrum trade-name as it now will be used solely for Healthcare Specialty Services product offerings. We estimated the fair value of the Spectrum trade-name using the relief from royalty method and concluded that the carrying value of the trade-name exceeded its fair value. As a result, an impairment charge of approximately $5,561 was recorded to reduce the carrying value of the intangible asset. The impairment charge is reported in the Selling, general, and administrative expense line of the Consolidated Statements of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

4. INVENTORIES, NET
Inventories, net consisted of the following:

March 31,	2017	2016
Raw materials	$65,300	$62,673
Work in process	26,538	19,614
Finished goods	140,559	146,820
LIFO reserve	(16,706)	(17,608)
Reserve for excess and obsolete inventory	(17,854)	(18,707)
Inventories, net	$197,837	$192,792
5. PROPERTY, PLANT AND EQUIPMENT
Information related to the major categories of our depreciable assets is as follows:

March 31,	2017	2016
Land and land improvements (1)	$46,848	$39,051
Buildings and leasehold improvements	393,692	452,120
Machinery and equipment	508,247	599,631
Linens (2)	—	42,874
Information systems	119,920	127,464
Radioisotope	436,787	447,892
Construction in progress (1)	77,421	79,291
Total property, plant, and equipment	1,582,915	1,788,323
Less: accumulated depreciation and depletion	(667,007)	(724,004)
Property, plant, and equipment, net	$915,908	$1,064,319
(1) Land is not depreciated. Construction in progress is not depreciated until placed in service.
(2) Linen assets were first acquired as part of our Combination with Synergy and were depreciated over useful lives ranging from one to five years. All linen businesses utilizing linens were divested during fiscal 2017.
Depreciation and depletion expense were $119,536, $93,958 and $61,481, for the years ended March 31, 2017, 2016, and 2015, respectively.
Rental expense for operating leases was $32,740, $23,238, and $18,602 for the years ended March 31, 2017, 2016, and 2015, respectively. Operating leases relate to manufacturing, warehouse and office space, service facilities, vehicles, equipment, and communication systems. Certain lease agreements grant us varying renewal and purchase options.
Future minimum annual rentals payable under noncancelable operating lease agreements at March 31, 2017 were as follows:

Operating Leases
2018	$23,718
2019	15,132
2020	11,088
2021	7,329
2022 and thereafter	40,140
Total minimum lease payments	$97,407
In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated using March 31, 2017 foreign currency exchange rates.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Asset Retirement Obligations
We provide contract sterilization services including Gamma irradiation which utilizes cobalt-60 in the form of cobalt pencils. We have incurred asset retirement obligations (ARO) associated with the future disposal of these assets once depleted. Recognition of ARO includes: the present value of a liability and offsetting asset, the subsequent accretion of that liability and depletion of the asset, and the periodic review of the ARO liability estimates and discount rates used in the analysis.
The following table summarizes the activity in the liability for asset retirement obligations.

Asset Retirement Obligations
Balance at March 31, 2016	$10,342
Liabilities incurred during the period	222
Accretion expense and change in estimate	(231)
Foreign currency movement	(380)
Balance at March 31, 2017	$9,953
6. DEBT
Indebtedness as of March 31, 2017 and 2016 was as follows:

	2017	2016
Private Placement	$960,684	$666,000
Deferred financing fees	(3,927)	(3,420)
Credit Agreement and Swing Line Facility	521,604	905,216
Total long term debt	$1,478,361	$1,567,796
On February 27, 2017, we issued and sold an aggregate principal amount of $95,000, €99,000, and £75,000, or a total of approximately $293,730 based upon February 27, 2017 exchange rates, of senior notes in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Maturities of these senior notes are as follows, and the dollar amounts shown are based upon foreign exchange rates as of March 31, 2017:

2017
$50,000 Senior notes at 3.93% due 2027	$50,000
€60,000 Senior notes at 1.86% due 2027	64,414
$45,000 Senior notes at 4.03% due 2029	45,000
€20,000 Senior notes at 2.04% due 2029	21,471
£45,000 Senior notes at 3.04% due 2029	56,040
€19,000 Senior notes at 2.30% due 2032	20,398
£30,000 Senior notes at 3.17% due 2032	37,360
Total 2017 Senior Notes	$294,683
All or substantially all of the net proceeds of these borrowings were used to repay floating-rate bank debt under the bank credit facility, thereby, increasing the Company's proportion of fixed-rate debt. Total debt levels for the Company remained relatively unchanged after giving effects to these actions.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

In order to fund the acquisition of Synergy, including the cash payments made in respect of Synergy shares, the repayment of Synergy debt and certain transaction expenses, on November 2, 2015, STERIS plc borrowed (i) $132,000, £49,000, and €127,750 under the revolving credit facility provided under the Credit Agreement and (ii) $400,000 under the term loan facility provided under the Credit Agreement (as hereinafter defined). Borrowings bear interest at the Company’s option based upon either the Base Rate or the Eurocurrency Rate, plus the Applicable Margin in effect from time to time under the Credit Agreement. The Applicable Margin is determined based on the ratio of Consolidated Total Debt to a Consolidated EBITDA (as such terms are defined in the Credit Agreement). Interest on Base Rate Advances is payable quarterly in arrears and interest on Eurocurrency Rate Advances is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months.
On May 15, 2015, Old STERIS issued and sold $350,000 of senior notes, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $350,000 in senior notes, $125,000 have a maturity of 10 years from the issue date at an annual interest rate of 3.45%, $125,000 have a maturity of 12 years from the issue date at an annual interest rate of 3.55% and $100,000 have a maturity of 15 years from the issue date at an annual interest rate of 3.70%. These borrowings were used for repayment of Credit Agreement debt and for other corporate purposes. The agreement governing these notes contains leverage and interest coverage covenants.
On March 31, 2015, Old STERIS and STERIS entered into a Credit Agreement (the "Credit Agreement") with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement replaced prior bank facilities of Old STERIS. As of March 31, 2017, the Credit Agreement provided $1,072,500 of credit, which includes an $850,000 revolver facility, which may be utilized for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit, plus a term loan facility with a limit and outstanding principal amount of $222,500. As repayments are made under the term facility, the term facility limit declines. The revolver and term loan facilities may be increased in specified circumstances by up to $500,000. Term loans are repayable quarterly pursuant to a specified amortization schedule, with principal payments increasing from 1.25% to 2.50% over the term, and with a balloon payment for the remaining unpaid balance at maturity. The Credit Agreement also allows for voluntary principal reduction pre-payments on the term loan. The Credit Agreement will mature on March 31, 2020, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on that date. The Credit Agreement contains leverage and interest coverage covenants.
In February 2013, Old STERIS issued and sold $100,000 of senior notes, of which $98,000 remained outstanding as of March 31, 2017, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $98,000 of outstanding notes, $45,500 have a maturity of nine years and 10 months from issuance and have a current annual interest rate of 3.70%, an additional $40,000 have a maturity of 11 years and 10 months from issuance and have a current annual interest rate of 3.85%, and the remaining $12,500 have a maturity of 14 years and 10 months from issuance and have a current annual interest rate of 4.05%. These borrowings were used primarily for the repayment of then existing bank credit facility debt. The agreements governing these notes, which also govern the below described senior notes issued in December 2012, and the notes were amended and restated in their entirety on March 31, 2015. The amended and restated agreements, which have been consolidated into a single agreement, contain leverage and interest coverage covenants.
In December 2012, Old STERIS issued and sold $100,000 of senior notes, of which $98,000 remained outstanding as of March 31, 2017, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the $98,000 of outstanding notes, $45,500 have a maturity of 10 years from issuance and have a current annual interest rate of 3.70%, an additional $40,000 have a maturity of 12 years from issuance and have a current annual interest rate of 3.85%, and the remaining $12,500 have a maturity of 15 years from issuance and have a current annual interest rate of 4.05%. These borrowings were used primarily for the repayment of then existing credit facility debt. The agreements governing these notes and the notes, which also govern the previously described senior notes issued in February 2013, were amended and restated in their entirety on March 31, 2015. The amended and restated agreements, which have been consolidated into a single agreement, contain leverage and interest coverage covenants.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

On August 15, 2008, Old STERIS issued and sold $150,000 of senior notes, of which $120,000 remained outstanding as of March 31, 2017, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. Of the outstanding notes $85,000 have a maturity of 10 years from issuance and have a current annual interest rate of 6.83%, and the remaining $35,000 have a maturity of 12 years from issuance and have a current annual interest rate of 6.93%. The agreements governing these notes and the notes were amended and restated in their entirety on March 31, 2015. The amended and restated agreements, which have been consolidated into a single agreement, contain leverage and interest coverage covenants.
As of March 31, 2017, a total $521,604 was outstanding under the Credit Agreement.
At March 31, 2017, we were in compliance with all financial covenants associated with our indebtedness.
The combined annual aggregate amount of maturities of our outstanding debt by fiscal year is as follows:

2018	$30,000
2019	117,500
2020	459,104
2021	35,000
2022 and thereafter	840,684
Total	$1,482,288

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

7. ADDITIONAL CONSOLIDATED BALANCE SHEET INFORMATION
Additional information related to our Consolidated Balance Sheet is as follows:

March 31,	2017	2016
Accrued payroll and other related liabilities:
Compensation and related items	$29,777	$30,175
Accrued vacation/paid time off	8,651	14,368
Accrued bonuses	20,715	31,502
Accrued employee commissions	16,201	13,809
Other post-retirement benefits obligations-current portion	2,187	2,463
Other employee benefit plans' obligations-current portion	1,044	1,659
Total accrued payroll and other related liabilities	$78,575	$93,976
Accrued expenses and other:
Deferred revenues	$71,020	$56,238
Self-insured risk reserves-current portion	6,633	8,266
Accrued dealer commissions	16,122	12,717
Accrued warranty	6,861	5,909
Other	54,253	70,245
Total accrued expenses and other	$154,889	$153,375
Other liabilities:
Self-insured risk reserves-long-term portion	$15,584	$13,257
Other post-retirement benefits obligations-long-term portion	13,821	15,932
Defined benefit pension plans obligations-long-term portion	27,234	25,301
Other employee benefit plans obligations-long-term portion	3,661	4,366
Accrued long-term income taxes	2,089	—
Asset retirement obligation-long-term portion	9,953	10,342
Other	10,331	15,100
Total other liabilities	$82,673	$84,298
8. INCOME TAXES
Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2017	2016	2015
United States operations	$189,429	$105,758	$161,165
United Kingdom operations	(36,420)	(20,553)	15,824
Other Foreign Locations operations	31,637	86,679	31,831
	$184,646	$171,884	$208,820

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2017	2016	2015
Current:
United States federal	$43,900	$41,653	$52,234
United States state and local	8,171	7,943	8,551
United Kingdom	362	2,194	3,633
Other foreign locations	21,094	13,924	8,842
	73,527	65,714	73,260
Deferred:
United States federal	10,293	1,427	1,436
United States state and local	2,131	299	214
United Kingdom	(2,292)	(6,973)	(676)
Other foreign locations	(9,644)	(168)	(478)
	488	(5,415)	496
Total Provision for Income Taxes	$74,015	$60,299	$73,756
The total provision for income taxes can be reconciled to the tax computed at the United Kingdom federal statutory tax rate for 2017 and the United States federal statutory tax rate for 2016 and 2015 as follows:

Years Ended March 31,	2017	2016	2015
Federal statutory tax rate	20.0%	35.0%	35.0%
Increase (decrease) in accruals for uncertain tax positions	0.3%	0.2%	—%
State and local taxes, net of federal income tax benefit	3.8%	3.3%	2.8%
Increase in valuation allowances	0.1%	1.0%	2.1%
Research and development credit	(1.1)%	—%	—%
Foreign income tax credit	—%	(0.6)%	(1.0)%
Difference in non-United States tax rates	—%	(8.5)%	(3.6)%
Difference in non-United Kingdom tax rates	6.0%	—%	—%
Excise tax gross-up	—%	3.4%	—%
U.S. manufacturing deduction	(2.5)%	(2.5)%	(1.6)%
Excess tax benefit for equity compensation	(2.8)%	—%	—%
Rate changes on deferred tax assets and liabilities	(2.3)%	—%	—%
Acquisitions and divestitures	9.0%	—%	—%
Goodwill impairment on divestitures	7.9%	—%	—%
Capitalized acquisition costs	0.2%	5.3%	2.2%
All other, net	1.5%	(1.5)%	(0.6)%
Total Provision for Income Taxes	40.1%	35.1%	35.3%

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

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
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2017	2016
Unrecognized Tax Benefits Balance at April 1	$3,527	$—
Increases for tax provisions of current year	510	316
Balances related to acquired/disposed businesses	(1,502)	3,422
Other decreases, including currency translation	(651)	(211)
Unrecognized Tax Benefits Balance at March 31	$1,884	$3,527
We recognized interest and penalties related to uncertain tax positions in the provision for income taxes. As of March 31, 2017, we had $184 accrued for interest and penalties. The decrease during fiscal 2017 is primarily associated with the release of prior year uncertain tax positions. If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $2,068. It is reasonably possible that during the next twelve months, there will be no material reductions in unrecognized tax benefits as a result of the expiration of various statutes of limitations or matters related to transfer pricing.
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as foreign jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2014 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2012. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse effect on our consolidated financial statements.
We estimate that the tax benefit from our Costa Rican Tax Holiday is $933 (or $0.01 per fully diluted share), annually. The Tax Holiday runs fully exempt, from income tax, through 2025 and partially exempt through 2029.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2017 and 2016 were as follows:

March 31,	2017	2016
Deferred Tax Assets:
Post-retirement benefit accrual	$6,116	$7,016
Compensation	17,196	25,436
Net operating loss carryforwards	35,129	26,151
Accrued expenses	7,807	7,521
Insurance	4,957	4,226
Deferred income	8,962	7,910
Bad debt	1,740	2,059
Pension	4,647	5,155
Other	781	2,208
Deferred Tax Assets	87,335	87,682
Less: Valuation allowance	16,366	16,435
Total Deferred Tax Assets	70,969	71,247
Deferred Tax Liabilities:
Depreciation and depletion	74,092	85,807
Intangibles	156,291	226,809
Other	3,631	3,744
Total Deferred Tax Liabilities	234,014	316,360
Net Deferred Tax Assets (Liabilities)	$(163,045)	$(245,113)
At March 31, 2017, we had U.S. federal operating loss carryforwards of $44,112, which if unused, these U.S. federal operating loss carryforwards will expire between fiscal years 2031 and 2037. Additionally, we had non-U.S. operating loss carry forwards of $57,574. Although the majority of the non-U.S. carryforwards have indefinite expiration periods, those carryforwards that have definite expiration periods will expire if unused between fiscal years 2018 and 2026. In addition, we have recorded tax benefits of $2,177 related to state operating loss carryforwards. If unused, these state operating loss carryforwards will expire between fiscal years 2018 and 2037. At March 31, 2017, we had $1,810 of tax credit carryforwards. These credit carryforwards can be used through fiscal 2026.
We review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $16,366 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance decreased during fiscal 2017 by $69.
No provision has been made for income taxes on undistributed earnings of foreign subsidiaries of approximately $954.1 million at March 31, 2017, since it is our intention to indefinitely reinvest undistributed earnings of our foreign subsidiaries. It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

9. BENEFIT PLANS
In the United States, we sponsor an unfunded post-retirement benefits plan for two groups of United States retirees. Benefits under this plan include retiree life insurance and retiree medical insurance, including prescription drug coverage.
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
As a result of the combination with Synergy, we now participate in five defined benefit pension schemes outside the United States: one in the UK, one in the Netherlands, two in Germany, and one in Switzerland. Unfunded obligations of $23,507 were recorded as of the November 2, 2015 closing date.
In the United Kingdom, we sponsor a scheme that is a defined benefit (final salary) funded pension scheme. Previously, this scheme was three separate schemes: Synergy Health plc Retirement Benefits Scheme, Shiloh Group Pension Scheme, and Vernon-Carus Limited Pension and Assurance Scheme. During fiscal 2017, the Shiloh Group Pension Scheme and Vernon-Carus Limited Pension and Assurance Scheme were merged into the Synergy Health plc Retirement Benefit Scheme.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement benefits plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2017 and 2016, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our post-retirement benefits plan. The measurement date of our defined benefit pension plans and other post-retirement benefits plan is March 31, for both periods presented.

	AMSCO Plan		Other Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2017	2016	2017	2016	2017	2016
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$—	$56,612	$128,942	$—	$18,380	$21,278
Obligation assumed in Combination	—	—	—	121,468	—	—
Service cost	—	27	1,650	961	—	—
Interest cost	—	560	3,434	1,659	554	593
Actuarial loss (gain)	—	(2,365)	16,633	5,399	(531)	(673)
Benefits and expenses	—	(3,029)	(7,190)	(2,346)	(2,395)	(2,818)
Employee contributions	—	—	629	517	—	—
Curtailments/settlements	—	(51,805)	—	(326)	—	—
Impact of foreign currency exchange rate changes	—	—	(15,201)	1,610	—	—
Benefit Obligations at End of Year	—	—	128,897	128,942	16,008	18,380
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	—	50,426	104,353	—	—	—
Assets assumed in Combination	—	—	—	99,511	—	—
Actual return on plan assets	—	(279)	11,910	2,989	—	—
Employer contributions	—	4,687	4,838	2,280	2,395	2,818
Employee contributions	—	—	629	517	—	—
Benefits and expenses paid	—	(3,029)	(7,190)	(2,204)	(2,395)	(2,818)
Curtailments/settlements	—	(51,805)	—	—	—	—
Impact of foreign currency exchange rate changes	—	—	(12,877)	1,260	—	—
Fair Value of Plan Assets at End of Year	—	—	101,663	104,353	—	—
Funded Status of the Plans	$—	$—	$(27,234)	$(24,589)	$(16,008)	$(18,380)
Amounts recognized in the consolidated balance sheets consist of the following:

	Other Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2017	2016	2017	2016
Current liabilities	$—	$—	$(2,187)	$(2,463)
Noncurrent liabilities	(27,234)	(24,589)	(13,821)	(15,917)
	$(27,234)	$(24,589)	$(16,008)	$(18,380)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The pre-tax amount of unrecognized actuarial net loss and unamortized prior service cost included in accumulated other comprehensive (loss) income at March 31, 2017 was $7 million and $16 million, respectively. During fiscal 2018, we will amortize the following pre-tax amounts from accumulated other comprehensive income:

Other Post-Retirement Benefits Plan

Actuarial loss	$739
Prior Service Cost	(3,263)
Defined benefit plans with an accumulated benefit obligation and projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2017 and 2016:

	Other Defined Benefit Pension Plans
	2017	2016
Aggregate fair value of plan assets	$101,663	$104,353
Aggregate accumulated benefit obligations	128,897	128,942
Aggregate projected benefit obligations	128,897	128,942

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement benefits plan were as follows:

	AMSCO Plan			Other Defined Benefit Pension Plans			Other Post-Retirement Benefits Plan
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$—	$27	$140	$1,650	$961	$—	$—	$—	$—
Interest cost	—	560	1,887	3,434	1,659	—	554	593	691
Expected return on plan assets	—	(1,008)	(3,139)	(2,853)	(1,324)	—	—	—	—
Prior service cost recognition	—	—	—	—	(142)	—	(3,263)	(3,263)	(3,263)
Net amortization and deferral	—	602	1,106	—	—	—	739	828	721
Curtailments/settlements	—	26,470	—	—	(326)	—	—	—	—
Net periodic benefit cost	$—	$26,651	$(6)	$2,231	$828	$—	$(1,970)	$(1,842)	$(1,851)
Recognized in other comprehensive loss (income) before tax:
Net loss (gain) occurring during year	$—	$—	$6,706	$(7,553)	$(3,733)	$—	$531	$673	$2,327
Amortization of prior service credit	—	—	—	—	—	—	3,263	3,263	3,263
Amortization of net loss	—	(602)	(1,106)	—	—	—	(739)	(721)	(721)
Total recognized in other comprehensive loss (income)	—	(602)	5,600	(7,553)	(3,733)	—	3,055	3,215	4,869
Total recognized in total benefits cost and other comprehensive loss (income)	$—	$26,049	$5,594	$(5,322)	$(2,905)	$—	$1,085	$1,373	$3,018

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table presents significant assumptions used to determine the projected benefit obligations at March 31:

	2017	2016
Discount Rate:
Synergy Health PLC Retirement Benefits Scheme	2.60%	3.50%
Isotron BV Pension Plan	1.60%	1.60%
Synergy Health Daniken AG	0.65%	0.40%
Synergy Health Radeberg	1.50%	1.60%
Synergy Health Allershausen	1.50%	1.60%
Other post-retirement plan	3.50%	3.25%
The following table presents significant assumptions used to determine the net periodic benefit costs for the years ended March 31:

	2017	2016	2015
Discount Rate:
AMSCO Plan	n/a	n/a	4.00%
Other defined benefit pension plans
Synergy Health PLC Retirement Benefits Scheme	3.50%	3.20%	n/a
Isotron BV Pension Plan	1.60%	2.10%	n/a
Synergy Health Daniken AG	0.65%	0.40%	n/a
Synergy Health Radeberg	1.50%	1.60%	n/a
Synergy Health Allershausen	1.50%	1.60%	n/a
Other post-retirement plan	3.50%	3.25%	3.00%
Expected Return on Plan Assets:
AMSCO Plan	n/a	n/a	6.75%
Other defined benefit pension plans
Synergy Health PLC Retirement Benefits Scheme	4.87%	5.19%	n/a
Isotron BV Pension Plan	1.60%	2.10%	n/a
Synergy Health Daniken AG	1.40%	1.40%	n/a
The net periodic benefit cost and the actuarial present value of projected benefit obligations are based upon assumptions that we review on an annual basis. These assumptions may be revised annually based upon an evaluation of long-term trends, as well as market conditions that may have an impact on the cost of providing benefits.
We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisers, taking into consideration the asset allocation of the portfolios and the long-term asset class return expectations.
We develop our discount rate assumptions by evaluating input from third-party professional advisers, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected obligations.
We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five-year period from the assumed current year healthcare cost trend rate to the assumed long-term healthcare cost trend rate noted below.

	2017	2016	2015
Healthcare cost trend rate – medical	7.0%	7.0%	7.0%
Healthcare cost trend rate – prescription drug	7.0%	7.0%	7.0%
Long-term healthcare cost trend rate	4.5%	4.5%	4.5%

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

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
A one-percentage-point change in assumed healthcare cost trend rates (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2017:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on other post-retirement benefit obligation	32	(32)
Plan Assets. The investment policies for our plans are generally established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At March 31, 2017, the targeted allocation for the plans were approximately 75% equity investments and 25% fixed income investments.
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
Level 3 - Unobservable prices or inputs in which little or no market data exists.
The fair value of our pension benefits plan assets at March 31, 2017 and 2016 by asset category is as follows:

	Fair Value Measurements at March 31, 2017
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$182	$182	$—	$—
Insured annuities	10,813	—	10,813	—
Insurance contracts	3,959	—	—	3,959
Common and collective trusts valued at net asset value:
Equity security trusts	64,922
Debt security trusts	21,787
Total Plan Assets	$101,663	$182	$10,813	$3,959

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

	Fair Value Measurements at March 31, 2016
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash and short term securities	$7,221	$7,221	$—	$—
Insured annuities	11,279	—	11,279	—
Insurance contracts	4,192	—	—	4,192
Common and collective trusts valued at net asset value:
Equity security trusts	50,125
Debt security trusts	26,152
Real estate security trusts	5,384
Total Plan Assets	$104,353	$7,221	$11,279	$4,192
Collective investment trusts are measured at fair value using the net asset value per share practical expedient. These trusts have not been categorized in the fair value hierarchy and are being presented in the tables above to permit a reconciliation of the fair value hierarchy to the total plan assets.
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during fiscal year 2017 due to the following:

Insurance contracts
Balance at March 31, 2016	$4,192
Gains (losses) related to assets still held at year-end	116
Purchases, sales, settlements - net	(208)
Foreign currency	(141)
Balance at March 31, 2017	$3,959
Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. In addition, we have agreed with the trustees of the UK defined benefit plans to aim to eliminate the deficit over the next approximately 5 years. As a result, we expect to make contributions of approximately $4,640 per year.
Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2017, the following benefit payments are expected to be made to plan participants:

	Other Defined Benefit Pension Plans	Other Post-Retirement Benefits Plan
2018	$3,498	$2,187
2019	3,472	1,910
2020	3,915	1,707
2021	3,706	1,565
2022	4,121	1,456
2023-2028	24,117	5,390

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. Benefits are subject to a per capita per month cost cap and any costs above the cap become the responsibility of the retiree. The subsidy is applied to reduce the retiree responsibility. As a result, the expected future subsidy no longer reduces our accumulated post-retirement benefit obligation and net periodic benefit cost. We collected subsidies totaling approximately $326 and $284, during fiscal 2017 and fiscal 2016, respectively, which reduced the retiree responsibility for costs in excess of the caps established in the post-retirement benefit plan.
Defined Contribution Plans. We maintain a 401(k) defined contribution plan for eligible United States employees, a 401(k) defined contribution plan for eligible Puerto Rico employees and a similar savings plan for Canadian employees. We provide a match on a specified portion of an employee’s contribution. The United States plan assets are held in trust and invested as directed by the plan participants. The Canadian plan assets are held by insurance companies. The aggregate fair value of plan assets was $556,007 at March 31, 2017. At March 31, 2017, the U.S. plan held 705,876 STERIS ordinary shares with a fair value of $49,030. We paid dividends of $734, $669, and $606 to the plan and participants on STERIS shares held by the plan for the years ended March 31, 2017, 2016, and 2015, respectively. We contributed $15,069, $13,354, and $10,895, to the defined contribution plans for the years ended March 31, 2017, 2016, and 2015, respectively.
We also maintain a domestic non-qualified deferred compensation plan covering certain employees, which formerly allowed for the deferral of compensation for an employee-specified term or until retirement or termination. There have been no employee contributions made to this plan since fiscal 2012. The Plan was amended in fiscal 2012 to disallow deferrals of salary payable in 2012 and subsequent calendar years and of commissions and other incentive compensation payable in respect of the 2013 and subsequent fiscal years. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in “Accrued expenses and other.” The aggregate value of the assets was $1,604 and $1,696 at March 31, 2017 and March 31, 2016, respectively. Realized gains and losses on these investments are recorded in “Interest and miscellaneous income” within “Non-operating expenses” on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in other comprehensive income on our accompanying balance sheets.
10. COMMITMENTS AND CONTINGENCIES
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
(dollars in thousands, except per share amounts and as noted)

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
For additional information regarding these matters, see the risks and uncertainties described under the title "product related regulations and claims" in Item 1A. of this Annual Report on Form 10-K.
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.
We are subject to taxation from United States federal, state and local, and foreign jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statutes of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 8 to our consolidated financial statements titled, “Income Taxes” in this Annual Report on Form 10-K.
Additional information regarding our contingencies is included in Item 7 of Part II titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations under "Contingencies".
As of March 31, 2017 and 2016, our commercial commitments totaled $57,709 and $56,649, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $7,694 and $7,050 of the March 31, 2017 and 2016 totals relate to letters of credit required as security under our self-insured risk retention policies.
As of March 31, 2017, we had minimum purchase commitments with suppliers for raw material purchases totaling $85,154. As of March 31, 2017, we also had commitments of $1,703 for long term construction contracts.
11. BUSINESS SEGMENT INFORMATION
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
Our Healthcare Specialty Services segment provides a range of specialty services for healthcare providers including hospital sterilization services, instrument and scope repairs, and linen management. Linen management services were divested in fiscal 2017.
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
(dollars in thousands, except per share amounts and as noted)

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
The accounting policies for reportable segments are the same as those for the consolidated Company. For the year ended March 31, 2017, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues.

Years Ended March 31,	2017	2016	2015
Revenues:
Healthcare Products	$1,260,878	$1,202,820	$1,143,336
Healthcare Specialty Services	560,175	427,198	248,538
Life Sciences	327,276	295,970	250,845
Applied Sterilization Technologies	458,231	310,120	205,675
Total reportable segments	2,606,560	2,236,108	1,848,394
Corporate and other	6,196	2,656	1,869
Total revenues	$2,612,756	$2,238,764	$1,850,263
Segment operating income (loss):
Healthcare Products	224,522	180,263	166,515
Healthcare Specialty Services	13,450	25,197	16,629
Life Sciences	96,983	85,466	56,072
Applied Sterilization Technologies	156,010	99,224	59,458
Total reportable segments	490,965	390,150	298,674
Corporate and other	(14,433)	(11,488)	(7,542)
Total segment operating income	$476,532	$378,662	$291,132
Less: Adjustments
Goodwill impairment loss (1)	58,356	—	—
Amortization of inventory and property "step up" to fair value (2)	4,743	9,907	1,330
Amortization of purchased intangible assets (2)	66,398	47,704	28,317
Acquisition and integration related transaction charges (3)	30,082	82,891	32,762
Loss (gain) on fair value adjustment of acquisition related contingent consideration	2,569	(736)	2,271
Net loss on divestiture of businesses (2)	86,574	—	—
Settlement of pension obligation (4)	—	26,470	—
Restructuring charges	215	(501)	(759)
Total operating income	$227,595	$212,927	$227,211
(1) For more information regarding our goodwill impairment loss see Note 3 titled, "Goodwill and Intangible Assets".
(2) For more information regarding our recent acquisitions and divestitures see Note 2 titled, "Business Acquisitions and Divestitures".
(3) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(4) See Note 9 titled, "Benefit Plans" for more information related to the settlement of the pension obligation.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

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

March 31,	2017	2016
Assets:
Healthcare Products and Life Sciences	$1,706,222	$1,682,457
Healthcare Specialty Services	446,714	759,012
Applied Sterilization Technologies	2,770,366	1,494,638
Total reportable segments	4,923,302	3,936,107
Corporate and other	1,153	2,117
Synergy related goodwill not yet allocated (1)	—	1,408,192
Total assets	$4,924,455	$5,346,416
(1) Amount is still preliminary as of March 31, 2016, as valuations have not been finalized. Goodwill will be allocated to the Healthcare Products, Healthcare Specialty Services and Applied Sterilization Technologies business segments.

Years Ended March 31,	2017	2016	2015
Capital Expenditures:
Healthcare Products and Life Sciences	$38,613	$34,567	$34,174
Healthcare Specialty Services	42,247	31,309	2,777
Applied Sterilization Technologies	90,941	60,517	48,286
Total Reportable Segments	171,801	126,393	85,237
Corporate and other	1,100	14	18
Total Capital Expenditures	$172,901	$126,407	$85,255
Depreciation, Depletion, and Amortization:
Healthcare Products and Life Sciences	$46,627	$49,063	$41,201
Healthcare Specialty Services	56,890	36,130	19,934
Applied Sterilization Technologies	84,492	58,468	30,369
Total Reportable Segments	188,009	143,661	91,504
Corporate and other	133	79	37
Total Depreciation, Depletion, and Amortization	$188,142	$143,740	$91,541
Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant and equipment, net are those assets that are identified within the operations in each geographic area.

Years Ended March 31,	2017	2016	2015
Revenues:
United Kingdom	$229,603	$144,577	$51,889
United States	1,803,457	1,662,050	1,449,223
Other foreign locations	579,696	432,137	349,151
Total Revenues	$2,612,756	$2,238,764	$1,850,263

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

March 31,	2017	2016
Property, Plant, and Equipment, Net
United Kingdom	$38,535	$121,853
United States	499,760	505,169
Other foreign locations	377,613	437,297
Property, Plant, and Equipment, Net	$915,908	$1,064,319
The decrease in Property, plant and equipment, net within the United Kingdom is primarily related to the divestiture of the Synergy Health UK Linen Management Services business during fiscal 2017.
12. SHARES AND PREFERRED SHARES
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

Years ended March 31,	2017	2016	2015
Denominator (shares in thousands):
Weighted average shares outstanding—basic	85,473	70,698	59,413
Dilutive effect of share equivalents	621	486	632
Weighted average shares outstanding and share equivalents—diluted	86,094	71,184	60,045
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

Years ended March 31,	2017	2016	2015
Number of common share options (shares in thousands)	576	263	342
Preferred Shares
Pursuant to an engagement letter dated October 23, 2015, we issued 100,000 preferred shares, par value of £0.10 each, for an aggregate consideration of approximately $15, in satisfaction of debt owed to a service provider. The holders of the preferred shares are entitled to a fixed cumulative preferential annual dividend of 5 percent on the amount paid periodically on the preferred shares respectively held by them. On a return of capital of the Company whether on liquidation or otherwise, the holders of the preferred shares shall be entitled to receive out of the assets of the Company available for distribution to its shareholders the sum of £0.10 per preferred share plus any accrued but unpaid dividend, but will not be entitled to any further participation in the assets of the Company. The holders of the preferred shares will have no right to attend, speak or vote, whether in person or by proxy, at any general meeting of the Company or any meeting of a class of members of the Company in respect of the preferred shares and will not be entitled to receive any notice of meetings.
13. REPURCHASE OF ORDINARY SHARES
On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. We obtained 1,286,183 of our ordinary shares during fiscal 2017 for the aggregate amount of $90,475.

Prior to the Combination, the Company’s Board of Directors provided authorization to repurchase up to $300 million of STERIS common shares. Under this authorization, we were able to purchase shares from time to time through open market purchases, including transactions pursuant to Rule 10b5-1 plans, or privately negotiated transactions. The authorization was no longer applicable after the Combination with Synergy. We did not make any purchases during fiscal years 2016 or 2015 under the prior stock repurchase authorization.
We obtained 168,906 of our shares during fiscal 2017 in the aggregate amount of $7,034 in connection with stock based compensation award programs. We obtained 267,696 of our shares during fiscal 2016 in the aggregate amount of $14,369 in connection with these programs. We obtained 541,700 of our shares during fiscal 2015 in the aggregate amount of $30,687 in connection with these programs.
14. SHARE-BASED COMPENSATION
We maintain a long-term incentive plan which we assumed from Old STERIS, that makes available shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and share grants. Prior to the Combination, awards were made in respect of common shares of Old STERIS. In conjunction with the Combination all outstanding common share denominated awards were converted into an equivalent number of Company ordinary share denominated awards, with the same terms and conditions as applied to the replaced awards. We satisfy share award incentives through the issuance of new ordinary shares.
Stock options provide the right to purchase our ordinary shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us (subject to an extended exercise period in some cases for optionees who are age 55 and have at least five years of service). Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of March 31, 2017, 5,628,258 shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during fiscal 2017, fiscal 2016 and fiscal 2015:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Risk-free interest rate	1.29%	1.51%	1.89%
Expected life of options	5.7 years	5.7 years	5.8 years
Expected dividend yield of stock	1.54%	1.40%	1.87%
Expected volatility of stock	22.92%	25.06%	29.86%

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 1.85%, 1.55% and 1.46% was applied in fiscal 2017, 2016 and 2015, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2016	1,729,517	$—
Granted	402,141	69.85
Exercised	(163,563)	30.36
Forfeited	(22,351)	62.81
Canceled	(470)	25.98
Outstanding at March 31, 2017	1,945,274	$50.28	6.3 years	$37,462
Exercisable at March 31, 2017	1,126,875	$40.34	4.9 years	$32,880
We estimate that 807,550 of the non-vested stock options outstanding at March 31, 2017 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $69.46 closing price of our ordinary shares on March 31, 2017 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the years ended March 31, 2017, 2016 and 2015 was $6,454, $13,000 and $31,555, respectively. Net cash proceeds from the exercise of stock options were $4,955, $11,240 and $28,274 for the years ended March 31, 2017, 2016 and 2015, respectively. The tax benefit from stock option exercises was $5,058, $6,281 and $11,526 for the years ended March 31, 2017, 2016 and 2015, respectively.
The weighted average grant date fair value of stock option grants was $13.42, $14.66 and $13.41 for the years ended March 31, 2017, 2016 and 2015, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of March 31, 2017 and 2016 was $1,622 and $2,165, respectively. The fair value of outstanding SARS is revalued at each reporting date and the related liability and expense are adjusted appropriately.
A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2016	872,972	41,641	$51.98
Granted	241,065	20,309	69.96
Vested	(270,062)	(21,022)	40.41
Forfeited	(63,449)	(6,915)	63.80
Non-vested at March 31, 2017	780,526	34,013	$60.87
Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during fiscal 2017 was $11,763.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

As of March 31, 2017, there was a total of $33,082 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.04 years.
15. FINANCIAL AND OTHER GUARANTEES
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
Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2017	2016	2015
Balance, Beginning of Year	$5,909	$5,579	$7,765
Warranties issued during the period	11,823	11,194	7,604
Settlements made during the period	(10,871)	(10,864)	(9,790)
Balance, End of Year	$6,861	$5,909	$5,579
We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $32,136, $33,416 and $30,720 as of March 31, 2017, 2016 and 2015, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

16. DERIVATIVES AND HEDGING
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At March 31, 2017, we held foreign currency forward contracts to buy 110 million Mexican pesos and 10 million Canadian dollars. At March 31, 2017, we held commodity swap contracts to buy 581.5 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Prepaid & Other	$160	$145	$—	$—
Accrued expenses and other	$—	$—	$35	$122
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of (loss) gain recognized in income	Amount of (loss) gain recognized in income
		Years Ended March 31,
		2017	2016	2015
Foreign currency forward contracts	Selling, general and administrative	$(1,886)	$(683)	$(1,457)
Commodity swap contracts	Cost of revenues	$376	$(461)	$(373)
Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of non-functional currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $59,510 at March 31, 2017. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

17. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at March 31, 2017 and March 31, 2016:

					Fair Value Measurements
At March 31,	Carrying Value		Financial assets and liabilities measured at net asset value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
					Level 1		Level 2		Level 3
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Assets:
Cash and cash equivalents (1)	$282,918	$248,841	$—	$23,751	$282,918	$225,090	$—	$—	$—	$—
Forward and swap contracts (2)	160	145	—	—	—	—	160	145	—	—
Investments (3)	12,552	6,192	—	—	12,552	6,192	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$35	$122	$—	$—	$—	$—	$35	$122	$—	$—
Deferred compensation plans (3)	1,587	1,765	—	—	1,587	1,765	—	—	—	—
Long term debt (4)	1,478,361	1,567,796	—	—	—	—	1,496,966	1,588,764	—	—
Contingent consideration obligations (5)	4,451	5,886	—	—	—	—	—	—	4,451	5,886
(1) Money market fund holdings are valued at fair value using the net asset value per share practical expedient and are not included within the fair value hierarchy. These money market funds are being presented in the table above to permit a reconciliation of the fair value hierarchy to total cash and cash equivalents.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at March 31, 2017 are summarized as follows:

Contingent Consideration
Balance at March 31, 2015	$2,500
Liabilities assumed as a result of the Combination	1,561
Additions	2,730
Payments	(858)
Foreign currency translation adjustments	(47)
Balance at March 31, 2016	$5,886
Additions	3,592
Payments	(5,416)
Foreign currency translation adjustments	389
Balance at March 31, 2017	$4,451
Additions and payments for contingent consideration obligations during fiscal year 2017 primarily related to Black Diamond Video, Inc. and Sercon. During the third fiscal quarter of 2016, we reduced our contingent consideration related to our acquisition of Black Diamond Video, Inc. as a result of our final valuation. The measurement period adjustment was recorded to goodwill and had no impact to the Consolidated Statements of Income. Refer to Note 2, Business Acquisitions and Divestitures for more information.
Information regarding our investments is as follows:

			Investments
At March 31,	Cost		Unrealized Gains (1)		Unrealized Losses (1)		Fair Value
	2017	2016	2017	2016	2017	2016	2017	2016
Available-for-sale securities:
Marketable equity securities (1)(2)	$11,037	$4,681	$—	$—	$(72)	$(185)	$10,965	$4,496
Mutual funds	1,091	1,289	496	407	—	—	1,587	1,696
Total available-for-sale securities	$12,128	$5,970	$496	$407	$(72)	$(185)	$12,552	$6,192
(1) Our marketable equity securities have been in an unrealized loss position for less than 12 months.
(2) Amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) shown in our Consolidated Statements of Shareholders' Equity consists of the following:

Years Ended March 31,	2017	2016	2015
Cumulative foreign currency translation adjustment	$(238,525)	$(72,594)	$(58,848)
Amortization of pension and postretirement benefit plans costs, net of taxes	(2,355)	5,108	(8,889)
Unrealized gain (loss) on available for sale securities	178	(673)	1,068
Total	$(240,702)	$(68,159)	$(66,669)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

19. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the years ended March 31, 2017 and March 31, 2016 were as follows:

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Foreign Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	2017	2016	2017	2016	2017	2016	2017	2016
Beginning Balance	$(673)	$1,068	$5,108	$(8,889)	$(72,594)	$(58,848)	$(68,159)	$(66,669)
Other Comprehensive Income (Loss) before reclassifications	745	(2,278)	(5,491)	(1,371)	(165,931)	(13,746)	(170,677)	(17,395)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	106	537	(1,972)	15,368	—	—	(1,866)	15,905
Net current-period Other Comprehensive Income (Loss)	851	(1,741)	(7,463)	13,997	(165,931)	(13,746)	(172,543)	(1,490)
Ending Balance	$178	$(673)	$(2,355)	$5,108	$(238,525)	$(72,594)	$(240,702)	$(68,159)
(1) Realized gain (loss) on available for sale securities is reported in the Interest income and miscellaneous expense line of the Consolidated
Statements of Income.
(2) Amortization (gain) of defined benefit pension items is reported in the Selling, general, and administrative expense line of the Consolidated
Statements of Income.
(3) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated other comprehensive income and is reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

20. RELATED PARTY TRANSACTIONS
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
As a result of these transactions, Prepaid expenses and other current assets in the Company’s consolidated balance sheet as of the November 2, 2015 acquisition date, included the amount outstanding from Dr. Steeves, as well as a further amount due from another Synergy employee who also elected to exercise and hold Synergy shares immediately prior to the completion of the Combination. The other employee was neither an executive officer nor director of the Company. This additional amount was $368, which resulted in total receivables for both option exercises of $5,152 at the November 2, 2015 acquisition date. The balances were remitted to Synergy in January 2016 and as a result of the repayments, no such amounts remain outstanding.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

21. QUARTERLY RESULTS (UNAUDITED)

Quarters Ended	March 31,	December 31,	September 30,	June 30,
Fiscal 2017
Revenues:
Product	$333,124	$302,260	$292,216	$271,750
Service	348,065	344,514	354,199	366,628
Total Revenues	681,189	646,774	646,415	638,378
Cost of Revenues:
Product	173,855	152,879	155,110	142,698
Service	227,209	236,286	243,397	255,690
Total Cost of Revenues	401,064	389,165	398,507	398,388
Gross Profit	280,125	257,609	247,908	239,990
Percentage of Revenues	41.1%	39.8%	38.4%	37.6%
Restructuring Expenses	(5)	18	48	154
Net Income Attributable to Shareholders	$26,143	$(4,996)	$40,416	$48,401
Basic Income Per Ordinary Share Attributable to Shareholders:
Net income	$0.31	$(0.06)	$0.47	$0.56
Diluted Income Per Ordinary Share Attributable to Shareholders:
Net income	$0.31	$(0.06)	$0.47	$0.56

Fiscal 2016
Revenues:
Product	$318,438	$305,156	$274,145	$232,307
Service	371,839	313,532	215,752	207,595
Total Revenues	690,277	618,688	489,897	439,902
Cost of Revenues:
Product	174,642	165,575	148,088	129,856
Service	251,746	214,932	132,488	125,956
Total Cost of Revenues	426,388	380,507	280,576	255,812
Gross Profit	263,889	238,181	209,321	184,090
Percentage of Revenues	38.2%	38.5%	42.7%	41.8%
Restructuring Expenses	156	(194)	(56)	(726)
Net Income Attributable to Shareholders	$57,740	$20,045	$8,687	$24,291
Basic Income Per Ordinary Share Attributable to Shareholders:
Net income	$0.67	$0.26	$0.15	$0.41
Diluted Income Per Ordinary Share Attributable to Shareholders:
Net income	$0.67	$0.26	$0.14	$0.40

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
(in thousands)
Year ended March 31, 2017
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$11,185	$1,248		$11	(3)	$(2,087)	(4)	$10,357
Inventory valuation reserve	18,707	(171)	(2)	(682)	(3)	—		17,854
Deferred tax asset valuation allowance	16,435	4,014		(214)	(3)	(3,869)		16,366
Recorded within liabilities:
Casualty loss reserves	$20,222	$5,000		$768		$(3,272)		$22,718
Year ended March 31, 2016
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$9,415	$3,362		$(100)	(3)	$(1,492)	(4)	$11,185
Inventory valuation reserve	17,597	1,146	(2)	(36)	(3)	—		18,707
Deferred tax asset valuation allowance	14,380	2,151		4,439	(3)	(4,535)		16,435
Recorded within liabilities:
Casualty loss reserves	$18,078	$4,141		$1,187		$(3,184)		$20,222
Accrued SYSTEM 1 Rebate Program and class action settlement	16	—		—		(16)		—
Year ended March 31, 2015
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$10,922	$1,415		$217	(3)	$(3,139)	(4)	$9,415
Inventory valuation reserve	15,986	77	(2)	1,534	(3)	—		17,597
Deferred tax asset valuation allowance	12,541	4,028		(1,867)	(3)	(322)		14,380
Recorded within liabilities:
Casualty loss reserves	$14,444	$3,600		$2,112		$(2,078)		$18,078
Accrued SYSTEM 1 Rebate Program and class action settlement	8	18		—		(10)		16
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
CHANGES IN INTERNAL CONTROLS
During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2017 based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation of internal control over financial reporting did not include the internal controls of entities that were acquired during fiscal 2017. Total assets of the acquired businesses (inclusive of acquired intangible assets and goodwill) represented approximately 1.5 percent of our consolidated assets as of March 31, 2017 and approximately 1 percent of our consolidated net revenues for the year ended March 31, 2017. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2017.
The independent registered public accounting firm that audited the financial statements has issued an attestation report on internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
STERIS plc

We have audited STERIS plc and subsidiaries’ internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). STERIS plc and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on STERIS plc and subsidiaries’ internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of entities that were acquired during the year ended March 31, 2017, which are included in the fiscal 2017 consolidated financial statements of STERIS plc and subsidiaries and constituted approximately 1.5% of total assets as of March 31, 2017 and approximately 1% of total revenues for the year then ended. Our audit of internal control over financial reporting of STERIS plc and subsidiaries also did not include an evaluation of the internal control over financial reporting of entities that were acquired during the year ended March 31, 2017.
In our opinion, STERIS plc and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of STERIS plc and subsidiaries as of March 31, 2017 and 2016 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2017 of STERIS plc and subsidiaries, and our report dated May 26, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio
May 26, 2017

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This Annual Report on Form 10-K incorporates by reference the information appearing under the caption "Nominees for Election as Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Board Meetings and Committees" and "Shareholder Nominations of Directors and Nominee Criteria" of our definitive proxy statement to be filed with the SEC in connection with our 2017 Annual Meeting of Shareholders (the "Proxy Statement").
Our executive officers serve for a term of one year from the date of election to the next organizational meeting of the Board of Directors and until their respective successors are elected and qualified, except in the case of death, resignation, or removal. Information concerning our executive officers is contained in Item 1 of Part 1 of this Annual Report. We have adopted a code of ethics, our Code of Business Conduct for Employees, that applies to our CEO and CFO and Principal Accounting Officer as well as all of our other employees. We have also adopted a code of ethics, our Director Code of Ethics, which applies to the members of the Company's Board of Directors, including our CEO. Our Code of Business Conduct for Employees and the Director Code of Ethics can be found on our Investor Relations website at www.steris-ir.com. Any amendments or waivers of either of these codes will be made available on this website.

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
The table below presents information concerning all equity compensation plans and individual equity compensation arrangements in effect as of our fiscal year ended March 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,945,274	50.28	5,628,258
Equity compensation plans not approved by security holders	—	—	—
Total	1,945,274	50.28	5,628,258

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
RELATED PERSON TRANSACTIONS
This Annual Report on Form 10-K incorporates by reference the information beginning under the captions "Governance Generally", "Board Meetings and Committees" and "Miscellaneous Matters" of the Proxy Statement. For additional information regarding related party transactions refer to Note 20 of our Consolidated Financial Statements titled, "Related Party Transactions".

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
PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
(a) (1) The following consolidated financial statements of STERIS plc and subsidiaries are included in Item 8:
Consolidated Balance Sheets – March 31, 2017 and 2016.
Consolidated Statements of Income – Years ended March 31, 2017, 2016, and 2015.
Consolidated Statements of Comprehensive Income –Years ended March 31, 2017, 2016, and 2015.
Consolidated Statements of Cash Flows – Years ended March 31, 2017, 2016, and 2015.
Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2017, 2016, and 2015.
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

3.2
Amended Articles of Association of STERIS plc (Amended by Special Resolution passed on August 2, 2016) (filed as Exhibit 3.2 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

4.1	Specimen Form of Stock Certificate (filed as Exhibit 4.1 to STERIS plc Form 10-K for the fiscal year ended March 31,2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.1
STERIS plc 2006 Long-Term Equity Incentive Plan, as Amended and Restated Effective August 2, 2016 (filed as Appendix C to STERIS plc definitive proxy statement on Schedule 14A filed June 13, 2016 (Commission File No. 1-37614), and incorporated herein by reference).*

10.2
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.3
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.4
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.5
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.6
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.7
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees~~.~~ (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).*

10.8
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference.*

10.9
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.10
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.27 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.11
STERIS Corporation Form of Restricted Stock Agreement for Employees.(filed as Exhibit 10.28 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.12
Amendment to STERIS Corporation Nonqualified Stock Option Agreement (filed as Exhibit 10.11 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.13
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.12 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.14
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.13 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.15
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.14 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.16
STERIS Corporation Form of Career Restricted Stock Unit Agreement for Nonemployee Directors (filed as Exhibit 10.33 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.17
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors(filed as Exhibit 10.34 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.18
STERIS plc Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.19
STERIS plc Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.20
STERIS plc Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.20 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.21
STERIS plc Form of Career Restricted Stock Agreement for Nonemployee Directors (filed as Exhibit 10.21 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.22	STERIS plc Form of Performance Restricted Stock Agreement for Employees (filed as Exhibit 10.22 to STERIS plc Form 10-K for the year ended March 31, 2016 and incorporated herein by reference).*

10.23
Description of STERIS Corporation Non-Employee Director Compensation Program (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2015 (Commission File No. 1-14643), and incorporated herein by reference).*

10.24
Description of Compensation Payable to Former Directors of Synergy Health plc who became Directors of STERIS plc (filed as Exhibit 10.8 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.25	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.26
STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.27
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.28
Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) dated November 4, 2011 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.29
STERIS Corporation Management Incentive Compensation Plan, as Amended (filed as Exhibit 10.6 to Form 10-Q for the fiscal quarter ended June 30, 2014 (Commission File No. 1-14643), and incorporated herein by reference).*

10.30
STERIS Corporation Senior Executive Management Incentive Compensation Plan, as Amended and Restated Effective April 1, 2015 (filed as Appendix A to Schedule 14A (Definitive Proxy Statement) filed July 8, 2015 (Commission File No. 1-14643), and incorporated herein by reference).*

10.31
Description of STERIS plc Management Incentive Compensation Plan and STERIS plc Senior Executive Management Incentive Compensation Plan in effect for the fourth quarter of fiscal 2016 (included in STERIS plc Form 8-K filed February 2, 2016) (Commission File No. 1-37614), and incorporated herein by reference).*

10.32
STERIS plc Management Incentive Compensation Plan, Effective April 1, 2016 (filed as Exhibit 10.31 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.33
STERIS plc Senior Executive Management Incentive Compensation Plan, Effective April 1, 2016 (filed as Appendix B to STERIS plc definitive proxy statement on Schedule 14A filed June 13, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.34
Form of Make-Whole Payment and Repayment Conditions Agreement Between Former STERIS Corporation Non-Employee Directors and STERIS Corporation (filed as Exhibit 10.32 to STERIS plc Form 10-K or the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.35
Form of Make-Whole Payment and Repayment Conditions Agreement Between STERIS Corporation Executive Officers and STERIS Corporation (filed as Exhibit 10.33 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.36
STERIS plc Senior Executive Severance Plan, as Amended and Restated Effective January 25, 2017 (filed as Exhibit 10.3 to STERIS plc Form 8-K filed January 26, 2017 (Commission File No. 1-37614) and incorporated herein by reference).*

10.37
Termination Agreement between Synergy Health and Dr. Richard Steeves (filed as Exhibit 10.7 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).*

10.38
Service Agreement between Dr. Adrian Coward and Synergy Health Limited as amended, and STERIS plc letter (filed as Exhibit 10.5 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).*

10.39
Form of Indemnification Agreement between STERIS Corporation and each of its directors and certain executive officers (filed as Exhibit 10.31 to Form 10-K for the fiscal year ended March 31, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.40
Form of Deed of Indemnity for STERIS plc Directors and executive officers (filed as Exhibit 10.5 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614 ), and incorporated herein by reference).

10.41
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.42
Agreement dated November 4, 2011 between STERIS Corporation and Bank of America, N.A. providing Transfer and Advised Line for Letters of Credit (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.43
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

10.44
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

10.45
Guaranty Joinder Agreement dated September 9, 2015 by General Econopak, Inc. in favor of JPMorgan Chase Bank, N.A. (filed as Exhibit 10.10 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).

10.46
Guarantor Joinder Agreement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC in favor of JPMorgan Chase Bank, N.A. (filed as Exhibit 10.47 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.47
Guarantor Joinder Agreement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited in favor of JPMorgan Chase Bank, N.A. (filed as Exhibit 10.48 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.48
First Amendment, dated as of March 31, 2015, to Note Purchase Agreement dated as of August 15, 2008, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.5 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.49
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

10.51
Guaranty Supplement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation August 15, 2008 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.52 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.52
Guaranty Supplement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation August 15, 2008 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.53 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.53
First Amendment, dated as of March 31, 2015, to Note Purchase Agreements dated as of December 4, 2012, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.7 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.54
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

10.56
Guaranty Supplement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.57 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.57
Guaranty Supplement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated and of the Notes issued pursuant thereto (filed as Exhibit 10.58 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.58
Note Purchase Agreement dated as of May 15, 2015, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.1 to Form 8-K of STERIS Corporation filed May 18, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.59
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

10.61
Guaranty Supplement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC and STERIS Corporation of Affiliate Guaranty dated as of May 15, 2015 of STERIS Corporation May 15, 2015 Note Purchase Agreement and of the Notes issued pursuant thereto (filed as Exhibit 10.62 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.62
Guaranty Supplement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited of STERIS Corporation May 15, 2015 Note Purchase Agreement and of the Notes issued pursuant thereto (filed as Exhibit 10.63 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.63
Note Purchase Agreement dated as of January 23, 2017, among STERIS plc and each of the institutions party thereto (filed as Exhibit 10.1 to Form 8-K filed January 26, 2017 (Commission File No. 1-37614), and incorporated herein by reference).

10.64
Affiliated Guaranty, dated as of January 23, 2017, by STERIS plc and each of the American Sterilizer Company, Integrated Medical Systems International, Inc., Isomedix Inc., Isomedix Operations Inc., Solar New US Holding Co, LLC, Solar New US Parent Co, LLC, Solar US Acquisition Co, LLC, STERIS Barrier Products Solutions, Inc., STERIS Corporation, STERIS Europe, Inc., STERIS Inc., Synergy Health Holdings Limited, Synergy Health Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited, Synergy Health US Holdings Limited, and United States Endoscopy Group, Inc., of STERIS plc January 23, 2017 Note Purchase Agreement and Notes issued pursuant thereto (filed as Exhibit 10.2 to Form 8-K filed January 26, 2017 (Commission File No. 1-37614), and incorporated herein by reference).

10.65
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

10.68
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

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

STERIS plc (Registrant)

Date:	May 26, 2017	By:	/S/ KAREN L. BURTON
Karen L. Burton
Vice President, Corporate Controller, and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ WALTER M ROSEBROUGH, JR.	President, Chief Executive Officer and Director	May 26, 2017
Walter M Rosebrough, Jr.
/S/ MICHAEL J. TOKICH	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 26, 2017
Michael J. Tokich
/S/ KAREN L. BURTON	Vice President, Corporate Controller and Chief Accounting Officer	May 26, 2017
Karen L. Burton
*	Chairman and Director	May 26, 2017
John P. Wareham
*	Director	May 26, 2017
Richard C. Breeden
*	Director	May 26, 2017
Bruce A. Edwards
*	Director	May 26, 2017
Cynthia L. Feldmann
*	Director	May 26, 2017
David B. Lewis
*	Director	May 26, 2017
Jacqueline B. Kosecoff
*	Director	May 26, 2017
Kevin M. McMullen
*	Director	May 26, 2017
Sir Duncan K. Nichol
*	Director	May 26, 2017
Mohsen M. Sohi
*	Director	May 26, 2017
Richard M. Steeves
*	Director	May 26, 2017
Loyal W. Wilson
*	Director	May 26, 2017
Michael B. Wood

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

Date:	May 26, 2017	By:	/S/ J. ADAM ZANGERLE
J. Adam Zangerle, Attorney-in-Fact for Directors

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of STERIS plc (filed as Exhibit 3.1 to STERIS plc Form 8-K filed November 6, 2015 (Commission File No. 1-37614) and incorporated herein by reference).

3.2
Amended Articles of Association of STERIS plc (Amended by Special Resolution passed on August 2, 2016) (filed as Exhibit 3.2 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

4.1	Specimen Form of Stock Certificate (filed as Exhibit 4.1 to STERIS plc Form 10-K for the fiscal year ended March 31,2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.1
STERIS plc 2006 Long-Term Equity Incentive Plan, as Amended and Restated Effective August 2, 2016 (filed as Appendix C to STERIS plc definitive proxy statement on Schedule 14A filed June 13, 2016 (Commission File No. 1-37614), and incorporated herein by reference).*

10.2
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.7 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.3
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.8 to Form 10-Q for the fiscal quarter ended September 30, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.4
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.5
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.6
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.7
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees~~.~~ (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).*

10.8
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference.*

10.9
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.10
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.27 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.11
STERIS Corporation Form of Restricted Stock Agreement for Employees.(filed as Exhibit 10.28 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.12
Amendment to STERIS Corporation Nonqualified Stock Option Agreement (filed as Exhibit 10.11 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.13
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.12 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.14
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.13 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.15
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.14 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.16
STERIS Corporation Form of Career Restricted Stock Unit Agreement for Nonemployee Directors (filed as Exhibit 10.33 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.17
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors(filed as Exhibit 10.34 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.18
STERIS plc Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.19
STERIS plc Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.20
STERIS plc Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.20 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.21
STERIS plc Form of Career Restricted Stock Agreement for Nonemployee Directors (filed as Exhibit 10.21 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.22	STERIS plc Form of Performance Restricted Stock Agreement for Employees (filed as Exhibit 10.22 to STERIS plc Form 10-K for the year ended March 31, 2016 and incorporated herein by reference).*

10.23
Description of STERIS Corporation Non-Employee Director Compensation Program (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended September 30, 2015 (Commission File No. 1-14643), and incorporated herein by reference).*

10.24
Description of Compensation Payable to Former Directors of Synergy Health plc who became Directors of STERIS plc (filed as Exhibit 10.8 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.25	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.26
STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.27
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.28
Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) dated November 4, 2011 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.29
STERIS Corporation Management Incentive Compensation Plan, as Amended (filed as Exhibit 10.6 to Form 10-Q for the fiscal quarter ended June 30, 2014 (Commission File No. 1-14643), and incorporated herein by reference).*

10.30
STERIS Corporation Senior Executive Management Incentive Compensation Plan, as Amended and Restated Effective April 1, 2015 (filed as Appendix A to Schedule 14A (Definitive Proxy Statement) filed July 8, 2015 (Commission File No. 1-14643), and incorporated herein by reference).*

10.31
Description of STERIS plc Management Incentive Compensation Plan and STERIS plc Senior Executive Management Incentive Compensation Plan in effect for the fourth quarter of fiscal 2016 (included in STERIS plc Form 8-K filed February 2, 2016) (Commission File No. 1-37614), and incorporated herein by reference).*

10.32
STERIS plc Management Incentive Compensation Plan, Effective April 1, 2016 (filed as Exhibit 10.31 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.33
STERIS plc Senior Executive Management Incentive Compensation Plan, Effective April 1, 2016 (filed as Appendix B to STERIS plc definitive proxy statement on Schedule 14A filed June 13, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.34
Form of Make-Whole Payment and Repayment Conditions Agreement Between Former STERIS Corporation Non-Employee Directors and STERIS Corporation (filed as Exhibit 10.32 to STERIS plc Form 10-K or the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.35
Form of Make-Whole Payment and Repayment Conditions Agreement Between STERIS Corporation Executive Officers and STERIS Corporation (filed as Exhibit 10.33 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.36
STERIS plc Senior Executive Severance Plan, as Amended and Restated Effective January 25, 2017 (filed as Exhibit 10.3 to STERIS plc Form 8-K filed January 26, 2017 (Commission File No. 1-37614) and incorporated herein by reference).*

10.37
Termination Agreement between Synergy Health and Dr. Richard Steeves (filed as Exhibit 10.7 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).*

10.38
Service Agreement between Dr. Adrian Coward and Synergy Health Limited as amended, and STERIS plc letter (filed as Exhibit 10.5 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).*

10.39
Form of Indemnification Agreement between STERIS Corporation and each of its directors and certain executive officers (filed as Exhibit 10.31 to Form 10-K for the fiscal year ended March 31, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

10.40
Form of Deed of Indemnity for STERIS plc Directors and executive officers (filed as Exhibit 10.5 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614 ), and incorporated herein by reference).

10.41
Agreement dated as of April 23, 2008 by and among STERIS Corporation, Richard C. Breeden, Robert H. Fields, and the Breeden Investors identified therein (filed as Exhibit 10.1 to Form 8-K filed April 24, 2008 (Commission File No. 1-14643), and incorporated herein by reference).

10.42
Agreement dated November 4, 2011 between STERIS Corporation and Bank of America, N.A. providing Transfer and Advised Line for Letters of Credit (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).

10.43
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

10.44
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

10.45
Guaranty Joinder Agreement dated September 9, 2015 by General Econopak, Inc. in favor of JPMorgan Chase Bank, N.A. (filed as Exhibit 10.10 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).

10.46
Guarantor Joinder Agreement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC in favor of JPMorgan Chase Bank, N.A. (filed as Exhibit 10.47 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.47
Guarantor Joinder Agreement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited in favor of JPMorgan Chase Bank, N.A. (filed as Exhibit 10.48 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.48
First Amendment, dated as of March 31, 2015, to Note Purchase Agreement dated as of August 15, 2008, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.5 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.49
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

10.51
Guaranty Supplement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation August 15, 2008 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.52 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.52
Guaranty Supplement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation August 15, 2008 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.53 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.53
First Amendment, dated as of March 31, 2015, to Note Purchase Agreements dated as of December 4, 2012, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.7 to Form 8-K filed April 2, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.54
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

10.56
Guaranty Supplement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC and STERIS Corporation of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.57 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.57
Guaranty Supplement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated and of the Notes issued pursuant thereto (filed as Exhibit 10.58 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.58
Note Purchase Agreement dated as of May 15, 2015, among STERIS Corporation and each of the institutions party thereto (filed as Exhibit 10.1 to Form 8-K of STERIS Corporation filed May 18, 2015 (Commission File No. 1-14643), and incorporated herein by reference).

10.59
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

10.61
Guaranty Supplement dated November 2, 2015 by Solar New US Holding Co, LLC, Solar New US Parent Co, LLC and Solar New US Acquisition Co, LLC and STERIS Corporation of Affiliate Guaranty dated as of May 15, 2015 of STERIS Corporation May 15, 2015 Note Purchase Agreement and of the Notes issued pursuant thereto (filed as Exhibit 10.62 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.62
Guaranty Supplement dated January 12, 2016 by Synergy Health Holdings Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited and Synergy Health US Holdings Limited of STERIS Corporation May 15, 2015 Note Purchase Agreement and of the Notes issued pursuant thereto (filed as Exhibit 10.63 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614), and incorporated herein by reference).

10.63
Note Purchase Agreement dated as of January 23, 2017, among STERIS plc and each of the institutions party thereto (filed as Exhibit 10.1 to Form 8-K filed January 26, 2017 (Commission File No. 1-37614), and incorporated herein by reference).

10.64
Affiliated Guaranty, dated as of January 23, 2017, by STERIS plc and each of the American Sterilizer Company, Integrated Medical Systems International, Inc., Isomedix Inc., Isomedix Operations Inc., Solar New US Holding Co, LLC, Solar New US Parent Co, LLC, Solar US Acquisition Co, LLC, STERIS Barrier Products Solutions, Inc., STERIS Corporation, STERIS Europe, Inc., STERIS Inc., Synergy Health Holdings Limited, Synergy Health Limited, Synergy Health Sterilisation UK Limited, Synergy Health (UK) Limited, Synergy Health Investments Limited, Synergy Health US Holdings Limited, and United States Endoscopy Group, Inc., of STERIS plc January 23, 2017 Note Purchase Agreement and Notes issued pursuant thereto (filed as Exhibit 10.2 to Form 8-K filed January 26, 2017 (Commission File No. 1-37614), and incorporated herein by reference).

10.65
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

10.68
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