Form 10-Q
period 2017-06-30
Steris plc
filed 2017-08-08
CIK 1624899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number 1-37614
STERIS plc
(Exact name of registrant as specified in its charter)

United Kingdom	98-1203539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Chancery House, 190 Waterside Road, Hamilton Industrial Park Leicester	LE51QZ
(Address of principal executive offices)	(Zip code)
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of ordinary shares outstanding as of August 1, 2017: 85,230,523

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

ITEM 1.	FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2017	March 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$294,840	$282,918
Accounts receivable (net of allowances of $9,797 and $10,357, respectively)	455,627	483,451
Inventories, net	217,434	197,837
Prepaid expenses and other current assets	62,082	53,596
Total current assets	1,029,983	1,017,802
Property, plant, and equipment, net	942,023	915,908
Goodwill and intangibles, net	3,048,431	2,956,190
Other assets	35,710	34,555
Total assets	$5,056,147	$4,924,455
Liabilities and equity
Current liabilities:
Accounts payable	$125,553	$133,479
Accrued income taxes	22,347	14,640
Accrued payroll and other related liabilities	52,231	78,575
Accrued expenses and other	153,492	154,889
Total current liabilities	353,623	381,583
Long-term indebtedness	1,496,467	1,478,361
Deferred income taxes, net	175,518	171,805
Other liabilities	91,084	82,673
Total liabilities	$2,116,692	$2,114,422
Commitments and contingencies (see Note 8)
Preferred shares, with £0.10 par value; 100 shares authorized; 100 issued and outstanding	15	15
Ordinary shares, with £0.10 par value; £17,006 shares aggregate par amount authorized; 85,220 and 84,948 ordinary shares issued and outstanding, respectively	2,086,647	2,085,134
Retained earnings	988,581	954,155
Accumulated other comprehensive loss	(147,577)	(240,702)
Total shareholders’ equity	2,927,666	2,798,602
Noncontrolling interests	11,789	11,431
Total equity	2,939,455	2,810,033
Total liabilities and equity	$5,056,147	$4,924,455

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Revenues:
Product	$273,605	$271,750
Service	334,359	366,628
Total revenues	607,964	638,378
Cost of revenues:
Product	143,245	142,698
Service	208,598	255,690
Total cost of revenues	351,843	398,388
Gross profit	256,121	239,990
Operating expenses:
Selling, general, and administrative	155,811	151,886
Research and development	14,004	14,428
Restructuring expenses	51	154
Total operating expenses	169,866	166,468
Income from operations	86,255	73,522
Non-operating expenses, net:
Interest expense	12,466	11,071
Interest income and miscellaneous expense	(465)	(493)
Total non-operating expenses, net	12,001	10,578
Income before income tax expense	74,254	62,944
Income tax expense	16,039	14,234
Net income	58,215	48,710
Less: Net income attributable to noncontrolling interests	138	309
Net income attributable to shareholders	$58,077	$48,401

Net income per share attributed to shareholders
Basic	$0.68	$0.56
Diluted	$0.68	$0.56
Cash dividends declared per share ordinary outstanding	$0.28	$0.25

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Net income	$58,215	$48,710
Less: Net income attributable to noncontrolling interests	138	309
Net income attributable to shareholders	58,077	48,401

Other comprehensive (loss) income
Unrealized loss on available for sale securities, (net of taxes of $208 and $34, respectively)	(587)	(120)
Amortization of pension and postretirement benefit plans costs, (net of taxes of $250 and $241, respectively)	(404)	(390)
Change in cumulative currency translation adjustment	94,116	(17,049)
Total other comprehensive (loss) income	93,125	(17,559)
Comprehensive income	$151,202	$30,842

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2016
Operating activities:
Net income	$58,215	$48,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	43,651	53,784
Deferred income taxes	(2,868)	989
Share-based compensation expense	4,809	4,187
(Gain) loss on the disposal of property, plant, equipment, and intangibles, net	(824)	126
Loss on sale of businesses, net	124	—
Other items	924	(17,713)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	32,040	23,248
Inventories, net	(15,799)	(19,765)
Other current assets	(8,287)	3,687
Accounts payable	(10,244)	(13,246)
Accruals and other, net	(21,088)	(3,691)
Net cash provided by operating activities	80,653	80,316
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(36,492)	(35,357)
Proceeds from the sale of property, plant, equipment, and intangibles	9	4,526
Purchase of investments	—	(4,564)
Acquisition of businesses, net of cash acquired	(18,399)	(250)
Net cash used in investing activities	(54,882)	(35,645)
Financing activities:
Payments on long-term obligations	(7,500)	(5,000)
Proceeds (payments) under credit facilities, net	13,631	(11,079)
Deferred financing fees and debt issuance costs	(44)	—
Acquisition related deferred or contingent consideration	(1,876)	(6,000)
Repurchases of ordinary shares	(8,451)	(5,171)
Cash dividends paid to ordinary shareholders	(23,858)	(21,538)
Proceeds from issuance of equity to minority shareholders	—	5,022
Stock option and other equity transactions, net	5,844	758
Net cash used in financing activities	(22,254)	(43,008)
Effect of exchange rate changes on cash and cash equivalents	8,405	(8,081)
Increase (decrease) in cash and cash equivalents	11,922	(6,418)
Cash and cash equivalents at beginning of period	282,918	248,841
Cash and cash equivalents at end of period	$294,840	$242,423
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2017 and 2016
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
These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2017 dated May 26, 2017. The Consolidated Balance Sheet at March 31, 2017 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2017 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2018.
Recently Issued Accounting Standards Impacting the Company
Recently issued accounting standards impacting the Company are presented in the following table:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2017 and 2016
(dollars in thousands, except as noted)

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
			First Quarter Fiscal 2018	The prospective adoption of this standard did not have a material impact on our statements of consolidated financial position, results of operations and cash flows.
ASU 2015-11, "Inventory - Simplifying the Measurement of Inventory" (Topic 330)	July 2015
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
			First Quarter Fiscal 2018	The prospective adoption of this standard did not have a material impact on our statements of consolidated financial position, results of operations and cash flows.
Standards that have yet to be adopted
ASU 2014-09, "Revenue from Contracts with Customers" and subsequently issued amendments	May 2014
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
N/A
We have not completed our assessment of the new revenue recognition standard, however, we currently anticipate adopting this standard using the modified-retrospective method. We have started an implementation process, including a review of Customer contracts, and we are in the process of quantifying the potential impacts that the standard will have on our consolidated statements of financial position, results of operations, and related disclosures.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2017 and 2016
(dollars in thousands, except as noted)

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
For the Three Months Ended June 30, 2017 and 2016
(dollars in thousands, except as noted)

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
This standard requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. Effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted.
		N/A	We are in the process of evaluating the impact that the standard will have on our statements of consolidated financial position and results of operations.
ASU 2017-09 "Compensation - Stock Compensation" (Topic 718)	May 2017
The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted.

		N/A	We are in the process of evaluating the impact that the standard will have on our statements of consolidated financial position, results of operations and cash flows.
A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017 dated May 26, 2017. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2017.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2017 and 2016
(dollars in thousands, except as noted)

2. Business Acquisitions and Divestitures
Fiscal 2018 Acquisitions
We completed two minor purchases that continued to expand our product offerings in the Healthcare Products segment. The aggregate purchase price associated with these transactions was approximately $23.1 million, including potential contingent consideration of $5.3 million. The purchase price for the acquisitions was financed with both cash on hand and with credit facility borrowings. Purchase price allocations will be finalized within a measurement period not to exceed one year from closing.
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
Phoenix Surgical Holdings, Ltd. and Endo-Tek LLP
On August 31, 2016, we purchased 100% of the shares of Phoenix Surgical Holdings, Ltd. and the assets of Endo-Tek LLP for approximately $14.3 million combined, net of cash acquired. The purchase price was financed with cash on hand. On an annual basis, these operations, which specialize in the repair of endoscopes, generated approximately $8.0 million in combined revenue and are being integrated into our Healthcare Specialty Services segment.
Medisafe
On July 22, 2016, we purchased 100% of the shares of Medisafe Holdings, Ltd., a U.K. manufacturer of washer/disinfector equipment and related consumables and services for approximately $34.5 million, net of cash acquired. The purchase price was financed with cash on hand. On an annual basis, the Medisafe product line generated approximately $18.0 million in revenue. The acquisition of Medisafe provides washer manufacturing and research and development capabilities in the U.K. Medisafe's products and services are being integrated into our Healthcare Products segment.
The Consolidated Financial Statements include the operating results of acquisitions from the acquisition dates. The table below summarizes the preliminary allocation of the purchase price to the net assets acquired based on fair values at the acquisition date for fiscal 2017 acquisitions.

	Medisafe (1)	Compass (1)	Phoenix and Endo-Tek (1)
Cash	$3,751	$—	$769
Accounts receivable	3,614	629	1,123
Inventory	2,454	659	950
Property, plant and equipment	639	13	1,092
Other assets	—	31	46
Intangible assets	17,151	5,992	—
Goodwill	19,618	8,987	12,794
Total Assets	47,227	16,311	16,774

Current liabilities	(6,082)	(309)	(1,373)

Non-current liabilities	(2,877)	—	(295)
Total Liabilities	(8,959)	(309)	(1,668)

Net Assets	$38,268	$16,002	$15,106
(1) Purchase price allocations are preliminary as of June 30, 2017, as valuations have not been finalized.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2017 and 2016
(dollars in thousands, except as noted)

Fiscal 2017 Divestitures
Netherlands Linen Management Services
On February 9, 2017, we sold our Synergy Health Netherlands Linen Management Services business to EMEA B.V. Annual revenues for Synergy Health Netherlands Linen Management Services were approximately $75 million and were included in the Healthcare Specialty Services segment. We recorded a $42.9 million pre-tax loss on the sale in Selling, general, and administrative expense in the Consolidated Statements of Income as a result of the divestiture. In connection with the divestiture, we entered into a loan agreement with the purchasers to provide financing of up to €15 million for a term of up to 15 years. Loans carry an interest rate of 4 percent for the first four years and 12 percent thereafter. No borrowings were outstanding at June 30, 2017.
US Linen Management Services
On November 3, 2016 we sold our Synergy Health US Linen Management Services business to SRI Healthcare LLC. Annual revenues for the US Linen Management Services were approximately $50 million and were included in the Healthcare Specialty Services segment. We recorded proceeds of $4.5 million and recognized a pre-tax loss on the sale, subject to final adjustments, of $31.2 million in Selling, general, and administrative expense in the Consolidated Statement of Income.
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
Applied Infection Control
On August 31, 2016 we completed the sale of our Applied Infection Control ("AIC") product line to DEB USA, Inc., a wholly-owned subsidiary of S.C Johnson & Son, Inc. Annual revenues for the AIC product line were typically less than $50 million and were included in the Healthcare Products segment. We recorded proceeds of $41.8 million and recognized a pre-tax gain on the sale of $36.5 million in Selling, general, and administrative expense in the Consolidated Statement of Income.
UK Linen Management Services
On July 1, 2016 we sold our Synergy Health UK Linen Management Services business to STAR Mayan Limited. Annual revenues for the UK Linen Management Services were approximately $50 million and were included in the Healthcare Specialty Services segment. We recorded proceeds of $65.4 million, net of cash divested, and recognized a pre-tax loss on the sale of $66.3 million after allocation of a portion of the identified intangibles and goodwill associated with the Combination with Synergy in Selling, general, and administrative expense in the Consolidated Statement of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2017 and 2016
(dollars in thousands, except as noted)

3. Inventories, Net
We use the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods to value inventory. Inventory valued using the LIFO cost method is stated at the lower of cost or market. Inventory valued using the FIFO cost method is stated at the lower of cost or net realizable value. An actual valuation of inventory under the LIFO method is made only at the end of the fiscal year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and are subject to the final fiscal year-end LIFO inventory valuation. Inventory costs include material, labor, and overhead. Inventories, net consisted of the following:

	June 30, 2017	March 31, 2017
Raw materials	$70,765	$65,300
Work in process	26,284	26,538
Finished goods	157,248	140,559
LIFO reserve	(17,238)	(16,706)
Reserve for excess and obsolete inventory	(19,625)	(17,854)
Inventories, net	$217,434	$197,837

4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	June 30, 2017	March 31, 2017
Land and land improvements (1)	$46,889	$46,848
Buildings and leasehold improvements	400,968	393,692
Machinery and equipment	522,680	508,247
Information systems	126,108	119,920
Radioisotope	448,564	436,787
Construction in progress (1)	90,824	77,421
Total property, plant, and equipment	1,636,033	1,582,915
Less: accumulated depreciation and depletion	(694,010)	(667,007)
Property, plant, and equipment, net	$942,023	$915,908

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

5. Debt
Indebtedness was as follows:

	June 30, 2017	March 31, 2017
Private Placement	$971,217	$960,684
Deferred financing costs	(3,828)	(3,927)
Credit Agreement	529,078	521,604
Total long term debt	$1,496,467	$1,478,361
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017 dated May 26, 2017.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2017 and 2016
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2017	March 31, 2017
Accrued payroll and other related liabilities:
Compensation and related items	$21,095	$29,777
Accrued vacation/paid time off	10,546	8,651
Accrued bonuses	9,865	20,715
Accrued employee commissions	8,131	16,201
Other postretirement benefit obligations-current portion	2,187	2,187
Other employee benefit plans obligations-current portion	407	1,044
Total accrued payroll and other related liabilities	$52,231	$78,575
Accrued expenses and other:
Deferred revenues	$70,399	$71,020
Self-insured risk reserves-current portion	7,982	6,633
Accrued dealer commissions	14,752	16,122
Accrued warranty	6,600	6,861
Asset retirement obligation-current portion	1,270	—
Other	52,489	54,253
Total accrued expenses and other	$153,492	$154,889
Other liabilities:
Self-insured risk reserves-long-term portion	$15,584	$15,584
Other postretirement benefit obligations-long-term portion	13,492	13,821
Defined benefit pension plans obligations-long-term portion	27,664	27,234
Other employee benefit plans obligations-long-term portion	3,702	3,661
Accrued long-term income taxes	2,536	2,089
Asset retirement obligation-long-term portion	9,163	9,953
Other	18,943	10,331
Total other liabilities	$91,084	$82,673

7. Income Tax Expense
The effective income tax rates for the three month periods ended June 30, 2017 and 2016 were 21.6% and 22.6%, respectively. The fiscal 2018 rate was favorably impacted compared to the prior year period by an increase in discrete tax benefits from share-based compensation.
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
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as non-United States jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2014 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2012. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse effect on our consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2017 and 2016
(dollars in thousands, except as noted)

8. Commitments and Contingencies
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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2017 dated May 26, 2017: Item 1 titled “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factors” in Item 1A titled "Product related regulations and claims".
From time to time, STERIS is also involved in legal proceedings as a plaintiff involving contract, patent protection, and other claims asserted by us. Gains, if any, from these proceedings are recognized when they are realized.
We are subject to taxation from United States federal, state and local, and non-U.S. jurisdictions. Tax positions are settled primarily through the completion of audits within each individual jurisdiction or the closing of statutes of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. We describe income taxes further in Note 7 to our consolidated financial statements titled, “Income Tax Expense” in this Quarterly Report on Form 10-Q.
Additional information regarding our contingencies is included in Item 2 titled, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations" under "Contingencies".
9. Business Segment Information
We operate and report our financial information in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. Corporate, which is presented separately, contains costs that are associated with being a publicly traded company and certain other corporate costs.
Our Healthcare Products segment offers infection prevention and procedural solutions for healthcare providers worldwide, including consumable products, equipment maintenance and installation services, and capital equipment.
Our Healthcare Specialty Services segment provides a range of specialty services for healthcare providers including hospital sterilization services, and instrument and scope repairs. Linen Management Services were divested in fiscal 2017.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2017 and 2016
(dollars in thousands, except as noted)

Our Life Sciences segment offers consumable products, equipment maintenance and specialty services for pharmaceutical manufacturers and research facilities, and capital equipment.
Our Applied Sterilization Technologies segment offers a contract sterilization and laboratory services for medical device and pharmaceutical Customers and others.
Certain minor organizational changes were made to better align with our Customers, resulting in several smaller operations shifting among the segments. The prior period revenues and operating income measures have been recast for comparability.
The accounting policies for reportable segments are the same as those for the consolidated Company. Management evaluates performance and allocates resources based on a segment operating income measure. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which result in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. Products and services are transferred between segments at cost. Corporate includes certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. Segment operating income excludes certain adjustments which include acquisition related costs, amortization of acquired intangibles, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by excluding these items they gain better insight and greater transparency of the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making.
For the three months ended June 30, 2017, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017.
Financial information for each of our segments is presented in the following table:

	Three Months Ended June 30,
	2017	2016
Revenues:
Healthcare Products	$289,064	$282,677
Healthcare Specialty Services	113,434	151,975
Life Sciences	80,935	81,398
Applied Sterilization Technologies	124,531	122,328
Total revenues	$607,964	$638,378
Segment operating income:
Healthcare Products	$42,237	$35,973
Healthcare Specialty Services	5,994	2,473
Life Sciences	21,815	24,244
Applied Sterilization Technologies	41,198	40,408
Corporate	(3,865)	(1,574)
Total segment operating income	$107,379	$101,524
Less: Adjustments
Restructuring charges (1)	$51	$154
Amortization of acquired intangible assets (2)	16,302	19,529
Acquisition and integration related charges (3)	4,029	5,233
Net loss on divestiture of businesses (2)	124	—
Amortization of inventory and property "step up" to fair value (2)	618	3,086
Total operating income	$86,255	$73,522

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2017 and 2016
(dollars in thousands, except as noted)

(1) For more information related to restructuring, see our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017.
(2) For more information regarding our recent acquisitions and divestitures see Note 2 titled, "Business Acquisitions and Divestitures", as well as our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017.
(3) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.

10. Shares and Preferred Shares
Ordinary shares
We calculate basic earnings per share based upon the weighted average number of shares outstanding. We calculate diluted earnings per share based upon the weighted average number of shares outstanding plus the dilutive effect of share equivalents calculated using the treasury stock method.
The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,
Denominator (shares in thousands):	2017	2016
Weighted average shares outstanding—basic	85,090	86,038
Dilutive effect of share equivalents	630	481
Weighted average shares outstanding and share equivalents—diluted	85,720	86,519
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended June 30,
(shares in thousands)	2017	2016
Number of share options	569	364
Preferred Shares
Pursuant to an engagement letter dated October 23, 2015, we issued 100,000 preferred shares, par value of £0.10 each, for an aggregate consideration of approximately $15, in satisfaction of debt owed to a service provider. The holders of the preferred shares are entitled to a fixed cumulative preferential annual dividend of 5 percent on the amount paid periodically on the preferred shares respectively held by them. On a return of capital of the Company whether on liquidation or otherwise, the holders of the preferred shares shall be entitled to receive out of the assets of the Company available for distribution to its shareholders the sum of £0.10 per preferred share plus any accrued but unpaid dividends, but will not be entitled to any further participation in the assets of the Company. The holders of the preferred shares will have no right to attend, speak or vote, whether in person or by proxy, at any general meeting of the Company or any meeting of a class of members of the Company in respect of the preferred shares and will not be entitled to receive any notice of meetings.
11. Repurchases of Ordinary Shares
On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. During the first three months of fiscal 2018, we repurchased 36,547 of our ordinary shares for the aggregate amount of $2,911 pursuant to this authorization.
During the first three months of fiscal 2018, we obtained 93,563 of our ordinary shares in the aggregate amount of $5,540 in connection with share based compensation award programs.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2017 and 2016
(dollars in thousands, except as noted)

12. Share-Based Compensation
We maintain a long-term incentive plan that makes available shares for grants, at the discretion of the Compensation Committee of the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and share grants. We satisfy share award incentives through the issuance of new ordinary shares.
Stock options provide the right to purchase our shares at the market price on the date of grant, subject to the terms of the option plan and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of June 30, 2017, 5,033,142 shares remained available for grant under the long-term incentive plan.
The fair value of stock option awards was estimated at their grant date using the Black-Scholes-Merton option pricing model. This model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics that are not present in our option grants. If the model permitted consideration of the unique characteristics of employee stock options, the resulting estimate of the fair value of the stock options could be different. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Income. The expense is classified as cost of goods sold or selling, general and administrative expenses in a manner consistent with the employee’s compensation and benefits.
The following weighted-average assumptions were used for options granted during the first three months of fiscal 2018 and 2017:

	Fiscal 2018	Fiscal 2017
Risk-free interest rate	2.00%	1.29%
Expected life of options	5.6 years	5.5 years
Expected dividend yield of stock	1.59%	1.55%
Expected volatility of stock	22.11%	22.78%
The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.25% and 1.85% was applied in fiscal 2018 and 2017, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2017	1,945,274	$50.28
Granted	397,708	77.07
Exercised	(171,990)	33.76
Forfeited	(14,305)	66.16
Outstanding at June 30, 2017	2,156,687	$56.43	7.0 years	$54,059
Exercisable at June 30, 2017	1,265,813	$46.07	5.6 years	$44,853
We estimate that 860,910 of the non-vested stock options outstanding at June 30, 2017 will ultimately vest.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2017 and 2016
(dollars in thousands, except as noted)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $81.50 closing price of our ordinary shares on June 30, 2017 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first three months of fiscal 2018 and fiscal 2017 was $7,538 and $727, respectively. Net cash proceeds from the exercise of stock options were $5,844 and $758 for the first three months of fiscal 2018 and fiscal 2017, respectively.
The weighted average grant date fair value of stock option grants was $15.19 and $13.15 for the first three months of fiscal 2018 and fiscal 2017, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of June 30, 2017 and 2016 was $1,750 and $1,857, respectively.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2017	780,526	34,013	$60.87
Granted	221,090	12,568	77.04
Vested	(185,699)	(8,985)	51.22
Forfeited	(21,285)	(660)	67.92
Non-vested at June 30, 2017	794,632	36,936	$67.49
Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first three months of fiscal 2018 was $9,972.
As of June 30, 2017, there was a total of $49,460 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.47 years.
13. Financial and Other Guarantees
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
Changes in our warranty liability during the first three months of fiscal 2018 were as follows:

Warranties
Balance, March 31, 2017	$6,861
Warranties issued during the period	2,649
Settlements made during the period	(2,910)
Balance, June 30, 2017	$6,600

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2017 and 2016
(dollars in thousands, except as noted)

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $29,144 and $32,136 as of June 30, 2017 and March 31, 2017, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenue is excluded from the table presented above.
14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the first quarter of fiscal 2018, we also entered into forward foreign currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2018. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At June 30, 2017, we held foreign currency forward contracts to buy 155.8 million Mexican pesos, 14.1 million Canadian dollars and 11.5 million Brazilian reais; and to sell 11.5 million euros and 4.8 million British pounds sterling. At June 30, 2017 we held commodity swap contracts to buy 443.0 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	June 30, 2017	March 31, 2017	June 30, 2017	March 31, 2017
Prepaid & Other	$415	$160	$—	$—
Accrued expenses and other	—	—	1,405	35
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,
		2017	2016
Foreign currency forward contracts	Selling, general and administrative	$(837)	$(1,019)
Commodity swap contracts	Cost of revenues	$(170)	$211
Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $62.7 million at June 30, 2017. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2017 and 2016
(dollars in thousands, except as noted)

15. Fair Value Measurements
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
The following table shows the fair value of our financial assets and liabilities at June 30, 2017 and March 31, 2017:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	June 30	March 31	June 30	March 31	June 30	March 31	June 30	March 31
Assets:
Cash and cash equivalents	$294,840	$282,918	$294,840	$282,918	$—	$—	$—	$—
Forward and swap contracts (1)	415	160	—	—	415	160	—	—
Investments (2)	$13,881	12,552	13,881	12,552	—	—	—	—
Liabilities:
Forward and swap contracts (1)	$1,405	$35	$—	$—	$1,405	$35	$—	$—
Deferred compensation plans (2)	1,698	1,587	1,698	1,587	—	—	—	—
Long term debt (3)	$1,496,467	1,478,361	—	—	1,521,591	1,496,966	—	—
Contingent consideration obligations (4)	8,260	4,451	—	—	—	—	8,260	4,451
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Changes in the value of the investment accounts are recognized each period based on the fair value of the underlying investments. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Changes in the value of the investment are recognized each period based on the fair value of the investment.
(3) We estimate the fair value of our long-term debt using discounted cash flow analyses, based on our current incremental borrowing rates for similar types of borrowing arrangements.
(4) Contingent consideration obligations arise from business acquisitions. The fair values are based on discounted cash flow analyses reflecting the possible achievement of specified performance measures or events and captures the contractual nature of the contingencies, commercial risk, and the time value of money. Contingent consideration obligations are classified in the consolidated balance sheets as accrued expense (short-term) and other liabilities (long-term), as appropriate based on the contractual payment dates.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2017 and 2016
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2017 are summarized as follows:

Contingent Consideration
Balance at March 31, 2017	$4,451
Additions	5,310
Payments	(1,525)
Currency translation adjustments	24
Balance at June 30, 2017	$8,260
Information regarding our investments is as follows:

			Investments at June 30, 2017 and March 31, 2017
	Cost		Unrealized Gains (2)		Unrealized Losses (2)		Fair Value
	June 30	March 31	June 30	March 31	June 30	March 31	June 30	March 31
Available-for-sale securities:
Marketable equity securities (1)	$11,037	$11,037	$1,240	$—	$—	$(72)	$12,277	$10,965
Mutual funds	1,079	1,091	525	496	—	—	1,604	1,587
Total available-for-sale securities	$12,116	$12,128	$1,765	$496	$—	$(72)	$13,881	$12,552
(1) Our marketable equity securities have been in a unrealized loss position for less than 12 months.
(2) Amounts reported include the impact of currency movements relative to the U.S. dollar.
16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended June 30, 2017 were as follows:

	Gain (Loss) on Available for Sale Securities (1)	Defined Benefit Plans (2)	Currency Translation (3)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2017	$178	$(2,355)	$(238,525)	$(240,702)
Other Comprehensive Income (Loss) before reclassifications	(604)	120	94,116	93,632
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	17	(524)	—	(507)
Net current-period Other Comprehensive (Loss)	(587)	(404)	94,116	93,125
Balance at June 30, 2017	$(409)	$(2,759)	$(144,409)	$(147,577)
(1) Realized gain (loss) on available for sale securities is reported in the Interest income and miscellaneous expense line of the Consolidated Statements of Income.
(2) Amortization (gain) of defined benefit pension items is reported in the Selling, general and administrative expense line of the Consolidated Statements of Income.
(3) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of STERIS plc

We have reviewed the consolidated balance sheet of STERIS plc and subsidiaries (“the Company”) as of June 30, 2017, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended June 30, 2017 and 2016. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of STERIS plc and subsidiaries as of March 31, 2017, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated May 26, 2017. In our opinion, the accompanying consolidated balance sheet of STERIS plc and subsidiaries as of March 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
August 8, 2017

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2018 and fiscal 2017. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.
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
We operate and report our financial information in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. We describe our business segments in Note 9 to our consolidated financial statements, titled "Business Segment Information."
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
In fiscal 2017, we purchased Medisafe Holdings Ltd., a United Kingdom manufacturer of washer disinfector equipment and related consumables and services. The purchase provides washer manufacturing and research and development capabilities in the U.K. We also completed several other minor purchases in fiscal 2018 and 2017, that expand our product and service offerings to healthcare Customers.
During fiscal 2017, we divested our Applied Infection Control ("AIC") product line and certain businesses acquired in the Combination with Synergy including Linen Management Services in the United Kingdom, Netherlands and United States and Synergy Health Laboratory Services. These divested businesses generated approximately $240.0 million of revenues annually.
Revenues for the first quarter of fiscal 2018 were $608.0 million, representing a decrease of 4.8% over the revenues of first quarter 2017 of $638.4 million. This decrease was primarily attributable to fiscal 2017 divestitures and the negative impact of fluctuations in currencies, partially offset by organic growth in all business segments.
Gross margin percentage for the first quarter of fiscal 2018 was 42.1% compared with 37.6% for the first quarter of fiscal 2017. The 450 basis point increase was to due to the fiscal 2017 divestiture of certain lower margin operations, improvements in operating efficiencies, including the realization of cost synergies, the favorable impact of fluctuations in currencies, and pricing.

Operating income during the first quarter of fiscal 2018 was $86.3 million, compared to $73.5 million for the first quarter of fiscal 2017. The year over year increase is attributable to the gross margin improvement and lower acquisition related expenses.
Cash flows from operations were $80.7 million and free cash flow was $44.2 million in the first three months of fiscal 2018 compared to cash flows from operations of $80.3 million and free cash flow $49.5 million in the first three months of fiscal 2017, respectively (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). Free cash flow in the prior year period benefited from positive cash contributions from our divested businesses along with proceeds from the sale of assets.
Our debt-to-total capital ratio was 33.8% at June 30, 2017 and 34.6% at March 31, 2017. During the first three months of fiscal 2018, we declared and paid quarterly cash dividends of $0.28 per ordinary share.
Additional information regarding our financial performance during the first quarter of fiscal 2018 is included in the subsection below titled “Results of Operations.”

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
The following table summarizes the calculation of our free cash flow for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$80,653	$80,316
Purchases of property, plant, equipment and intangibles, net	(36,492)	(35,357)
Proceeds from the sale of property, plant, equipment and intangibles	9	4,526
Free cash flow	$44,170	$49,485
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2018 compared with the same fiscal 2017 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three months ended June 30, 2017 to the revenues for the three months ended June 30, 2016:

	Three Months Ended June 30,
(dollars in thousands)	2017	2016	Change	Percent Change

Total revenues	$607,964	$638,378	$(30,414)	(4.8)%

Revenues by type:
Service revenues	334,359	366,628	(32,269)	(8.8)%
Consumable revenues	147,862	145,665	2,197	1.5%
Capital equipment revenues	125,743	126,085	(342)	(0.3)%

Revenues by geography:
United Kingdom revenues	52,722	70,439	(17,717)	(25.2)%
United States revenues	422,959	428,105	(5,146)	(1.2)%
Other foreign revenues	132,283	139,834	(7,551)	(5.4)%
Revenues decreased $30.4 million, or 4.8%, to $608.0 million for the three months ended June 30, 2017, as compared to $638.4 million for the same period in the prior year. This decrease was primarily attributable to fiscal 2017 divestitures and the negative impact of fluctuations in currencies, partially offset by organic growth in all business segments.
Consumable revenues increased 1.5% in the first three months of fiscal 2018 compared to the first three months of fiscal 2017. Growth in both the Healthcare Products and Life Sciences business segments was largely offset by the impact of the fiscal 2017 divestiture of the AIC product line. Capital equipment revenues were basically flat with a small decrease of 0.3% as growth in the Healthcare Products segment was offset by a decline in the Life Sciences segment. Service revenues declined 8.8% in the first three months of fiscal 2018, as compared to the same period in fiscal 2017 as the impact of divestitures more than offset increases in other service offerings.
United Kingdom revenues decreased $17.7 million, or 25.2%, to $52.7 million for the three months ended June 30, 2017, as compared to $70.4 million for the same period in the prior year due to divestitures and the negative impact of fluctuations in currencies.
United States revenues decreased $5.1 million, or 1.2%, to $423.0 million for the three months ended June 30, 2017, as compared to $428.1 million for the same period in the prior year as strength in consumable and service offerings across all business segments was more than offset by the impact of the fiscal 2017 divestitures.
Revenue from other foreign locations decreased $7.6 million, or 5.4%, to $132.3 million for the three months ended June 30, 2017, as compared to $139.8 million in the three months ended June 30, 2016, primarily due to the divestiture of Netherlands Linen Management Services, but also was negatively impacted by fluctuations in currencies.
Gross Profit. The following table compares our gross profit for the three months ended June 30, 2017 to the three months ended June 30, 2016:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2017	2016
Gross profit:
Product	$130,360	$129,051	$1,309	1.0%
Service	125,761	110,939	14,822	13.4%
Total gross profit	$256,121	$239,990	$16,131	6.7%
Gross profit percentage:
Product	47.6%	47.5%
Service	37.6%	30.3%
Total gross profit percentage	42.1%	37.6%
Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Gross profit increased $16.1 million in the first quarter of fiscal 2018 as compared to first quarter of fiscal 2017 as increases in the volume of higher margin products and services and operating improvements, including cost synergies, more than offset the gross profit lost in the fiscal 2017 divestitures.
Gross profit percentage for the first three months of fiscal 2018 was 42.1% compared to the gross profit percentage in the first three months of fiscal 2017 of 37.6%. The gross profit percentage increased 450 basis points in the first three months of fiscal 2018 over fiscal 2017. The increase in our gross profit percentage was primarily due to the favorable impact of divestitures of lower margin operations (300 basis points), improvements in operating efficiencies, including the realization of cost synergies (110 basis points), fluctuations in currencies (20 basis points) and pricing (20 basis points).
Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2017 to the three months ended June 30, 2016:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2017	2016
Operating expenses:
Selling, general, and administrative	$155,811	$151,886	$3,925	2.6%
Research and development	14,004	14,428	(424)	(2.9)%
Restructuring expenses	51	154	(103)	NM
Total operating expenses	$169,866	$166,468	$3,398	2.0%
NM - Not meaningful.
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 2.6% in the first three months of fiscal 2018 over the same period in fiscal 2017. The increase is attributable to fluctuations in currency rates, higher bonus expense, and an increase in expenses due to recent information systems upgrades.
Research and Development. For the three month period ended June 30, 2017, research and development expenses decreased 2.9% over the same prior year period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first quarter of fiscal 2018, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(dollars in thousands)	2017	2016	Change
Non-operating expenses, net:
Interest expense	$12,466	$11,071	$1,395
Interest income and miscellaneous expense	(465)	(493)	28
Non-operating expenses, net	$12,001	$10,578	$1,423
Interest expense increased $1.4 million during the first quarter of fiscal 2018 as compared to the first quarter of fiscal 2017 primarily due to an increase in the proportion of higher-cost, fixed rate debt following the issuance and sale of senior notes in a private placement to certain investors on February 27, 2017. Additionally, the weighted average floating rate was higher during fiscal 2018 compared to fiscal 2017.
Income Tax Expense. The following tables compare our income tax expense and effective income tax rates for the three months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2017	2016
Income tax expense	$16,039	$14,234	$1,805	12.7%
Effective income tax rate	21.6%	22.6%

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
The effective income tax rates for the three month periods ended June 30, 2017 and 2016 were 21.6% and 22.6%, respectively. The fiscal 2018 rate was favorably impacted compared to the prior year period by an increase in discrete tax benefits from share-based compensation.
Business Segment Results of Operations. We operate and report in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. Corporate, which is presented separately, contains costs that are associated with being a publicly traded company and certain other corporate costs.
Our Healthcare Products segment offers infection prevention and procedural solutions for healthcare providers worldwide, including consumable products, equipment maintenance and installation services, and capital equipment.
Our Healthcare Specialty Services segment provides a range of specialty services for healthcare providers including hospital sterilization services, and instrument and scope repairs. Linen Management Services were divested in fiscal 2017.
Our Life Sciences segment offers consumable products, equipment maintenance and specialty services for pharmaceutical manufacturers and research facilities, and capital equipment.
Our Applied Sterilization Technologies segment offers contract sterilization and laboratory services for medical device and pharmaceutical Customers and others.
Certain minor organizational changes were made to better align with our Customers, resulting in several smaller operations shifting among the segments. The prior period revenues and operating income measures have been recast for comparability.
The accounting policies for reportable segments are the same as those for the consolidated Company. Management evaluates performance and allocates resources based on a segment operating income measure. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which result in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. Products and services are transferred between segments at cost. Corporate includes certain unallocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. Segment operating income excludes certain adjustments which include acquisition and integration related costs, amortization of acquired intangibles, gains or losses on divestiture of businesses, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by excluding these items they gain better insight and greater transparency of the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making.
For the three month period ended June 30, 2017, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017.

The following tables compares business segment revenues, segment operating income and total operating income for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
Revenues:
Healthcare Products	$289,064	$282,677
Healthcare Specialty Services	113,434	151,975
Life Sciences	80,935	81,398
Applied Sterilization Technologies	124,531	122,328
Total revenues	$607,964	$638,378
Segment operating income:
Healthcare Products	$42,237	$35,973
Healthcare Specialty Services	5,994	2,473
Life Sciences	21,815	24,244
Applied Sterilization Technologies	41,198	40,408
Corporate	(3,865)	(1,574)
Total segment operating income	$107,379	$101,524
Less: Adjustments
Restructuring charges (1)	$51	$154
Amortization of acquired intangible assets (2)	16,302	19,529
Acquisition and integration related charges (3)	4,029	5,233
Net loss on divestiture of businesses (2)	124	—
Amortization of inventory and property "step up" to fair value (2)	618	3,086
Total operating income	$86,255	$73,522
(1) For more information related to restructuring, see our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017
(2) For more information regarding our recent acquisitions and divestitures see Note 2 titled, "Business Acquisitions and Divestitures", as well as our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017.
(3) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.

Healthcare Product revenues increased 2.3% to $289.1 million for the three months ended June 30, 2017, as compared to $282.7 million in the same prior year period. The first three months of fiscal 2018 revenues reflect increases in service and capital equipment revenues of 7.4%, and 2.1%, respectively, and a decrease in consumables of 1.2%. The increase in service and capital equipment revenue is attributable to organic growth and acquisitions, partially offset by the negative impact of fluctuations in currencies. The decrease in consumable revenue is primarily the result of the divestiture of the AIC product line but also reflects the negative impact of fluctuations in currencies. At June 30, 2017, the Healthcare Products segment’s backlog amounted to $135.0 million, decreasing $13.8 million, or 9.3%, compared to the backlog of $148.8 million at June 30, 2016 but improved sequentially following our record fourth quarter fiscal 2017 shipments.
Healthcare Specialty Services revenues decreased 25.4% to $113.4 million from $152.0 million for the quarter ended June 30, 2017, as compared to the same period prior year. The fiscal 2017 divestiture of all Linen Management Services combined with the negative impact of fluctuations in currencies more than offset strong organic growth.
Life Sciences revenues decreased 0.6% to $80.9 million for the first three months ended June 30, 2017, as compared to $81.4 million for the same prior year period. This decline reflects a decrease of 11.6% in capital equipment revenues and increases of 2.2% and 4.8% in consumable and service revenues, respectively. Strong prior year consumable revenues limited the growth rate and capital equipment revenues declines are attributable to the timing of shipments.At June 30, 2017, the Life Sciences segment’s backlog amounted to a record $66.5 million, increasing 61.2% or $25.3 million, compared to the backlog of $41.3 million at June 30, 2016.
Applied Sterilization Technologies segment revenues increased 1.8% to $124.5 million for the quarter ended June 30, 2017, as compared to $122.3 million for the same prior year quarter. Revenues increased primarily due to organic growth, partially offset by divestitures and the negative impact of currency exchange.

The Healthcare Products segment’s operating income increased $6.3 million to $42.2 million as compared to $36.0 million in the same prior year period. The segment's operating margin was 14.6% for the first three months of fiscal 2018 compared to 12.7% for the first three months of fiscal 2017. The increases in fiscal 2018 reflect increases in volume and improvement in the gross profit percentage.
The Healthcare Specialty Services segment’s operating income increased by $3.5 million to $6.0 million. Operating income increased due to increased volume, partially offset by the impact of the fiscal 2017 divestitures. The segment's operating margins were 5.3% and 1.6% for the first three months of fiscal 2018 and fiscal 2017, respectively. Operating margins increased due to increased volume and operating efficiencies and the elimination of the lower margin Linen Management Services as a result of the fiscal 2017 divestitures.
The Life Sciences segment’s operating income decreased to $21.8 million as compared to $24.2 million in the same prior year period. The segment’s operating margins were 27.0% and 29.8% for the first three months of fiscal 2018 and fiscal 2017, respectively. The decreases were primarily driven by the decline in capital equipment revenues.
The Applied Sterilization Technologies segment's operating income increased to $41.2 million in the first three months of fiscal 2018 compared to $40.4 million during the same prior year period. The segment’s operating margin of 33.1% in the first three months of fiscal 2018 was consistent with the 33.0% operating margin reported in the first three months of fiscal 2017.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$80,653	$80,316
Net cash (used in) investing activities	$(54,882)	$(35,645)
Net cash (used in) provided by financing activities	$(22,254)	$(43,008)
Debt-to-total capital ratio	33.8%	33.8%
Free cash flow	$44,170	$49,485
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $80.7 million for the first three months of fiscal 2018, which was consistent with the $80.3 million in net cash provided by operating activities in the first three months of fiscal 2017.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $54.9 million for the first three months of fiscal 2018 compared with $35.6 million for the first three months of fiscal 2017. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2018 and fiscal 2017:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $36.5 million for the first three months of fiscal 2018 as compared to $35.4 million during the same prior year period. Capital expenditures were fairly consistent between the first three months of fiscal 2018 and fiscal 2017.

•	Proceeds from the sale of property, plant, equipment, net - Proceeds were $4.5 million during the first three months of fiscal 2017 and there was minimal activity in fiscal 2018.

•
Acquisitions of businesses, net of cash acquired – During the first three months of fiscal 2018, we used $18.4 million for acquisitions as compared to $0.3 million for the same prior year period. For more information on our acquisitions, refer to our Note 2 to our consolidated financial statements, "Business Acquisitions and Divestitures".

Net Cash (Used In) Provided By Financing Activities – The net cash used in financing activities amounted to $22.3 million for the first three months of fiscal 2018 compared with net cash used in financing activities of $43.0 million for the first three months of fiscal 2017. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2018 and fiscal 2017:

•
Payments on long-term obligations - Payments on long-term obligations totaled $7.5 million in the first three months of fiscal 2018 as compared to $5.0 million in the first three months of fiscal 2017.

•
Proceeds (payments) under credit facility, net – Net proceeds from credit facilities totaled $13.6 million in the first three months of fiscal 2018 compared to net payments of $11.1 million in the first three months of fiscal 2017.

•
Repurchases of ordinary shares – During the first three months of fiscal 2018, we purchased 36,547 of our ordinary shares in the aggregate amount of $2.9 million. During the first three months of fiscal 2018, we obtained 93,563 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $5.5 million. During the first three months of fiscal 2017, we obtained 104,626 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $5.2 million.

•
Cash dividends paid to ordinary shareholders – During the first three months of fiscal 2018, we paid total cash dividends of $23.9 million, or $0.28 per outstanding share. During the first three months of fiscal 2017, we paid total cash dividends of $21.5 million, or $0.25 per outstanding share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first three months of fiscal 2018 and fiscal 2017, we received cash proceeds totaling $5.8 million and $0.8 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $44.2 million in the first three months of fiscal 2018 compared to $49.5 million in the prior year first three months (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). Free cash flow in the prior year period benefited from positive cash contributions from our divested businesses along with proceeds from the sale of assets. Our debt-to-total capital ratio was 33.8% at June 30, 2017 and 33.8% at June 30, 2016.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017. Our commercial commitments were approximately $60.6 million at June 30, 2017 reflecting a net increase of $2.9 million in surety bonds and other commercial commitments from March 31, 2017. We had $529.1 million of outstanding borrowings under the Credit Agreement as of June 30, 2017. There were no letters of credit outstanding under the Credit Agreement at June 30, 2017, but there were letters of credit outstanding under other arrangements at June 30, 2017.
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
Critical Accounting Policies, Estimates, and Assumptions
Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2017.
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
We record a liability for such contingencies to the extent we conclude that their occurrence is both probable and estimable. We consider many factors in making these assessments, including the professional judgment of experienced members of management and our legal counsel. We have made estimates as to the likelihood of unfavorable outcomes and the amounts of such potential losses. In our opinion, the ultimate outcome of these proceedings and claims is not anticipated to have a material adverse affect on our consolidated financial position, results of operations, or cash flows. However, the ultimate outcome of proceedings, government investigations, and claims is unpredictable and actual results could be materially different from our estimates. We record expected recoveries under applicable insurance contracts when we are assured of recovery. Refer to Note 8 of our consolidated financial statements titled, "Commitments and Contingencies" for additional information.

We are subject to taxation from United States federal, state and local, and non-U.S. jurisdictions. Tax positions are settled primarily through the completion of audits within each individual tax jurisdiction or the closing of a statute of limitation. Changes in applicable tax law or other events may also require us to revise past estimates. The IRS routinely conducts audits of our federal income tax returns.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, that have or are reasonably likely to have, a material current or future impact on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital.

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date specified in this Quarterly Report and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS’s other securities filings, including Item 1A of STERIS’s Annual Report on Form 10-K for the year ended March 31, 2017. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in this Quarterly Report or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) STERIS’s ability to meet expectations regarding the accounting and tax treatments of the Combination (the “Combination”) with STERIS Corporation and Synergy Health plc (“Synergy”), (b) the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in connection with the Combination within the expected time-frames or at all and to successfully integrate the operations of the companies, (c) the integration of the operations of the companies being more difficult, time-consuming or costly than expected, (d) operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the Combination, (e) the retention of certain key employees of Synergy being difficult, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including, changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA, warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in STERIS’s Annual Report on Form 10-K for the year ended March 31, 2017 and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (m) the impact on STERIS and its operations of the “Brexit” or the exit of other member countries from the EU, (n) the impact on STERIS and its operations of any new legislation, regulations or orders, including, but not limited to any new trade or tax legislations, regulations or orders, that may be implemented by the new U.S. Administration or Congress, or of any responses thereto, (o) the possibility that anticipated financial results or benefits of recent acquisitions, including the Combination, or of STERIS’s restructuring efforts, or of recent divestitures, will not be realized or will be other than anticipated, and (p) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.

Availability of Securities and Exchange Commission Filings
We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities Exchange Commission ("SEC.") You may access these documents on the Investor Relations page of our website at http://www.steris-ir.com. The information on our website and the SEC's website is not incorporated by reference into this report. You may also obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or by accessing the SEC’s website at http://www.sec.gov. You may obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are subject to interest rate, currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017. Our exposures to market risks have not changed materially since March 31, 2017.

Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the first quarter of fiscal 2018, we entered into forward currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2018. We have executed forward currency contracts to hedge a portion of results denominated in euros, British pounds sterling, Mexican pesos, Brazilian reais, and Canadian dollars. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in this Form 10-Q in Note 8 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017.

ITEM 1A.	RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million (net of taxes, fees and commissions) of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. During the first three months of fiscal 2018, we repurchased 36,547 of our ordinary shares pursuant to this authorization. During the first three months of fiscal 2018, we obtained 93,563 of our ordinary shares in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the first quarter of fiscal 2018 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
June 1-30	36,547		$79.23		36,547	$207,104
Total	36,547	(1)	79.23	(1)	36,547	207,104
(1) Does not include 21 shares purchased during the quarter at an average price of $76.64 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

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

4.1	Specimen Form Stock Certificate (filed as Exhibit 4.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).

10.1	STERIS plc Form of Performance Restricted Stock Agreement (filed as Exhibit 10.1 to Form 8-K of STERIS plc filed June 1, 2017 (Commission File No. 1-37614), and incorporated herein by reference).

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS plc

/s/ KAREN L. BURTON
Karen L. Burton Vice President, Corporate Controller and Chief Accounting Officer
August 8, 2017

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

4.1	Specimen Form Stock Certificate (filed as Exhibit 4.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).

10.1	STERIS plc Form of Performance Restricted Stock Agreement (filed as Exhibit 10.1 to Form 8-K of STERIS plc filed June 1, 2017 (Commission File No. 1-37614), and incorporated herein by reference).

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.