Form 10-Q
period 2017-09-30
Steris plc
filed 2017-11-07
CIK 1624899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number 1-37614
STERIS plc
(Exact name of registrant as specified in its charter)

England and Wales	98-1203539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Chancery House, 190 Waterside Road, Hamilton Industrial Park Leicester, United Kingdom	LE51QZ
(Address of principal executive offices)	(Zip code)
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of ordinary shares outstanding as of November 3, 2017: 85,052,363

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

ITEM 1.	FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2017	March 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$295,628	$282,918
Accounts receivable (net of allowances of $12,684 and $10,357, respectively)	449,371	483,451
Inventories, net	224,795	197,837
Prepaid expenses and other current assets	57,441	53,596
Total current assets	1,027,235	1,017,802
Property, plant, and equipment, net	962,515	915,908
Goodwill and intangibles, net	3,091,095	2,956,190
Other assets	39,431	34,555
Total assets	$5,120,276	$4,924,455
Liabilities and equity
Current liabilities:
Accounts payable	$129,208	$133,479
Accrued income taxes	10,856	14,640
Accrued payroll and other related liabilities	71,255	78,575
Accrued expenses and other	156,151	154,889
Total current liabilities	367,470	381,583
Long-term indebtedness	1,445,297	1,478,361
Deferred income taxes, net	178,726	171,805
Other liabilities	87,978	82,673
Total liabilities	$2,079,471	$2,114,422
Commitments and contingencies (see Note 8)
Preferred shares, with £0.10 par value; 100 shares authorized; 100 issued and outstanding	15	15
Ordinary shares, with £0.10 par value; £17,006 shares aggregate par amount authorized; 85,123 and 84,948 ordinary shares issued and outstanding, respectively	2,081,494	2,085,134
Retained earnings	1,028,543	954,155
Accumulated other comprehensive loss	(80,059)	(240,702)
Total shareholders’ equity	3,029,993	2,798,602
Noncontrolling interests	10,812	11,431
Total equity	3,040,805	2,810,033
Total liabilities and equity	$5,120,276	$4,924,455

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product	$286,557	$292,216	$560,162	$563,966
Service	347,602	354,199	681,961	720,827
Total revenues	634,159	646,415	1,242,123	1,284,793
Cost of revenues:
Product	152,611	155,110	295,856	297,809
Service	214,787	243,397	423,385	499,086
Total cost of revenues	367,398	398,507	719,241	796,895
Gross profit	266,761	247,908	522,882	487,898
Operating expenses:
Selling, general, and administrative	153,356	163,680	309,167	315,566
Research and development	13,974	14,617	27,978	29,045
Restructuring expenses	27	48	78	202
Total operating expenses	167,357	178,345	337,223	344,813
Income from operations	99,404	69,563	185,659	143,085
Non-operating expenses, net:
Interest expense	12,683	10,924	25,149	21,995
Interest income and miscellaneous expense	(626)	(284)	(1,091)	(778)
Total non-operating expenses, net	12,057	10,640	24,058	21,217
Income before income tax expense	87,347	58,923	161,601	121,868
Income tax expense	22,903	18,721	38,942	32,955
Net income	64,444	40,202	122,659	88,913
Less: Net income (loss) attributable to noncontrolling interests	(15)	(214)	123	95
Net income attributable to shareholders	$64,459	$40,416	$122,536	$88,818

Net income per share attributed to shareholders
Basic	$0.76	$0.47	$1.44	$1.03
Diluted	$0.75	$0.47	$1.43	$1.03
Cash dividends declared per share ordinary outstanding	$0.31	$0.28	$0.59	$0.53

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net income	$64,444	$40,202	$122,659	$88,913
Less: Net income (loss) attributable to noncontrolling interests	(15)	(214)	123	95
Net income attributable to shareholders	64,459	40,416	122,536	88,818

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities, (net of taxes of $268, $80, $483 and $67, respectively)	1,103	26	1,771	(94)
Amortization of pension and postretirement benefit plans costs, (net of taxes of $250, $242, $500 and $482, respectively)	(404)	(390)	(808)	(780)
Change in cumulative currency translation adjustment	66,819	(7,946)	159,680	(24,995)
Total other comprehensive income (loss)	67,518	(8,310)	160,643	(25,869)
Comprehensive income	$131,977	$32,106	$283,179	$62,949

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2017	2016
Operating activities:
Net income	$122,659	$88,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	89,199	103,861
Deferred income taxes	(3,272)	(4,606)
Share-based compensation expense	12,029	10,564
(Gain) loss on the disposal of property, plant, equipment, and intangibles, net	(578)	281
Loss on sale of businesses, net	1,134	13,802
Other items	7,521	5,696
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	42,769	11,671
Inventories, net	(19,009)	(21,723)
Other current assets	(4,225)	6,216
Accounts payable	(8,615)	(16,954)
Accruals and other, net	(22,235)	(9,220)
Net cash provided by operating activities	217,377	188,501
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(75,420)	(73,866)
Proceeds from the sale of property, plant, equipment, and intangibles	2,075	4,763
Proceeds from the sale of businesses	1,313	131,586
Purchase of investments	—	(6,356)
Acquisition of businesses, net of cash acquired	(29,509)	(64,872)
Net cash used in investing activities	(101,541)	(8,745)
Financing activities:
Payments on long-term obligations	(15,000)	(10,000)
Payments under credit facilities, net	(38,199)	(47,646)
Deferred financing fees and debt issuance costs	(44)	—
Acquisition related deferred or contingent consideration	(1,876)	(6,000)
Repurchases of ordinary shares	(20,652)	(59,895)
Cash dividends paid to ordinary shareholders	(50,280)	(45,585)
Proceeds from issuance of equity to minority shareholders	—	5,022
Stock option and other equity transactions, net	6,706	2,494
Net cash used in financing activities	(119,345)	(161,610)
Effect of exchange rate changes on cash and cash equivalents	16,219	(12,636)
Increase in cash and cash equivalents	12,710	5,510
Cash and cash equivalents at beginning of period	282,918	248,841
Cash and cash equivalents at end of period	$295,628	$254,351
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended September 30, 2017 and 2016
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and six month periods ended September 30, 2017 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2018.
Recently Issued Accounting Standards Impacting the Company
Recently issued accounting standards impacting the Company are presented in the following table:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2017 and 2016
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
			First Quarter Fiscal 2018	The prospective adoption of this standard did not have a material impact on our consolidated statements of financial position, results of operations and cash flows.
ASU 2015-11, "Inventory - Simplifying the Measurement of Inventory" (Topic 330)	July 2015
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
			First Quarter Fiscal 2018	The prospective adoption of this standard did not have a material impact on our consolidated statements of financial position, results of operations and cash flows.
Standards that have yet to be adopted
ASU 2014-09, "Revenue from Contracts with Customers" and subsequently issued amendments	May 2014
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
N/A
We have started the implementation process, including a review of Customer contracts, and we are continuing to evaluate and quantify the potential impacts that the standard may have on our consolidated statements of financial position, results of operations, and related disclosures. We currently anticipate adopting this standard using the modified-retrospective method.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2017 and 2016
(dollars in thousands, except as noted)

ASU 2016-01, "Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Liabilities" (Subtopic 825-10)	January 2016
The standard changes how equity investments are measured and the presentation of changes in the fair value of financial liabilities measured under the fair value option. Presentation and disclosure requirements for financial instruments are also affected. Entities will be required to measure equity investments that do not result in consolidation and are not recorded under the equity method at fair value with changes in fair value recognized in net income. The standard clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
		N/A	We are in the process of evaluating the impact that the standard will have on our consolidated statements of financial position, results of operations and cash flows.
ASU 2016-02, "Leases" (Topic 842)	February 2016
The update will require lessees to record all leases, whether finance or operating, on the balance sheet. An asset will be recorded to represent the right to use the leased asset, and a liability will be recorded to represent the lease obligation. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that period. Early adoption is permitted.
		N/A	We are in the process of evaluating the impact that the standard will have on our consolidated statements of financial position, results of operations and cash flows.
ASU 2016-15, "Statement of Cash Flows" (Topic 230)	August 2016
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
		N/A	We are in the process of evaluating the impact that the standard will have on our consolidated statement of cash flows.
ASU 2016-16, "Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory" (Topic 740)	October 2016
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
For the Three and Six Months Ended September 30, 2017 and 2016
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
This standard requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. The standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted.
		N/A	We are in the process of evaluating the impact that the standard will have on our consolidated statements of financial position and results of operations.
ASU 2017-09 "Compensation - Stock Compensation" (Topic 718)	May 2017
The update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted.

		N/A	We are in the process of evaluating the impact that the standard will have on our consolidated statements of financial position, results of operations and cash flows.
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
For the Three and Six Months Ended September 30, 2017 and 2016
(dollars in thousands, except as noted)

2. Business Acquisitions and Divestitures
Fiscal 2018 Acquisitions
We completed four minor purchases that continued to expand our product and service offerings in the Healthcare Products and the Applied Sterilization Technologies segments. The aggregate purchase price associated with these transactions was approximately $34.2 million, including potential contingent consideration of $5.3 million. The purchase price for the acquisitions was financed with both cash on hand and with credit facility borrowings. Acquisition related costs are recorded in the Selling, General and Administrative line of the Consolidated Statements of Income and amounts are not material. Purchase price allocations will be finalized within a measurement period not to exceed one year from closing.
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

	Medisafe	Compass	Phoenix and Endo-Tek
Cash	$3,751	$—	$769
Accounts receivable	3,634	629	1,123
Inventory	2,454	659	950
Property, plant and equipment	639	13	1,092
Other assets	—	31	46
Intangible assets	17,151	5,992	7,824
Goodwill	19,599	8,987	5,938
Total Assets	47,228	16,311	17,742

Current liabilities	(5,562)	(309)	(1,373)

Non-current liabilities	(3,398)	—	(1,263)
Total Liabilities	(8,960)	(309)	(2,636)

Net Assets	$38,268	$16,002	$15,106

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2017 and 2016
(dollars in thousands, except as noted)

Fiscal 2017 Divestitures
Netherlands Linen Management Services
On February 9, 2017, we sold our Synergy Health Netherlands Linen Management Services business to EMEA B.V. Annual revenues for Synergy Health Netherlands Linen Management Services were approximately $75 million and were included in the Healthcare Specialty Services segment. We recorded a $42.9 million pre-tax loss on the sale in Selling, general, and administrative expense in the Consolidated Statements of Income as a result of the divestiture. In connection with the divestiture, we entered into a loan agreement with the purchasers to provide financing of up to €15 million for a term of up to 15 years. Loans carry an interest rate of 4 percent for the first four years and 12 percent thereafter. No borrowings were outstanding at September 30, 2017.
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
Synergy Health Labs
On September 2, 2016 we sold Synergy Health Laboratory Services to SYNLAB International. Annual revenues for the Synergy Health Labs were approximately $15 million and were included in the Applied Sterilization Technologies segment. We recorded proceeds of $26.3 million, net of cash divested, and recognized a pre-tax gain on the sale of $17.4 million in Selling, general, and administrative expense in the Consolidated Statement of Income.
Applied Infection Control
On August 31, 2016 we completed the sale of our Applied Infection Control ("AIC") product line to DEB USA, Inc., a wholly-owned subsidiary of S.C Johnson & Son, Inc. Annual revenues for the AIC product line were typically less than $50 million and were included in the Healthcare Products segment. We recorded proceeds of $41.8 million and recognized a pre-tax gain on the sale of $35.5 million in Selling, general, and administrative expense in the Consolidated Statement of Income.
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
For the Three and Six Months Ended September 30, 2017 and 2016
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

	September 30, 2017	March 31, 2017
Raw materials	$73,961	$65,300
Work in process	30,933	26,538
Finished goods	158,265	140,559
LIFO reserve	(17,640)	(16,706)
Reserve for excess and obsolete inventory	(20,724)	(17,854)
Inventories, net	$224,795	$197,837

4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	September 30, 2017	March 31, 2017
Land and land improvements (1)	$47,214	$46,848
Buildings and leasehold improvements	405,556	393,692
Machinery and equipment	536,556	508,247
Information systems	132,935	119,920
Radioisotope	456,982	436,787
Construction in progress (1)	107,078	77,421
Total property, plant, and equipment	1,686,321	1,582,915
Less: accumulated depreciation and depletion	(723,806)	(667,007)
Property, plant, and equipment, net	$962,515	$915,908

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

5. Debt
Indebtedness was as follows:

	September 30, 2017	March 31, 2017
Private Placement	$978,315	$960,684
Deferred financing costs	(3,683)	(3,927)
Credit Agreement	470,665	521,604
Total long term debt	$1,445,297	$1,478,361
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017 dated May 26, 2017.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2017 and 2016
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	September 30, 2017	March 31, 2017
Accrued payroll and other related liabilities:
Compensation and related items	$30,157	$29,777
Accrued vacation/paid time off	10,622	8,651
Accrued bonuses	16,810	20,715
Accrued employee commissions	10,645	16,201
Other postretirement benefit obligations-current portion	2,187	2,187
Other employee benefit plans obligations-current portion	834	1,044
Total accrued payroll and other related liabilities	$71,255	$78,575
Accrued expenses and other:
Deferred revenues	$71,905	$71,020
Self-insured risk reserves-current portion	8,730	6,633
Accrued dealer commissions	14,241	16,122
Accrued warranty	6,576	6,861
Asset retirement obligation-current portion	1,313	—
Other	53,386	54,253
Total accrued expenses and other	$156,151	$154,889
Other liabilities:
Self-insured risk reserves-long-term portion	$15,584	$15,584
Other postretirement benefit obligations-long-term portion	13,284	13,821
Defined benefit pension plans obligations-long-term portion	27,539	27,234
Other employee benefit plans obligations-long-term portion	3,880	3,661
Accrued long-term income taxes	2,593	2,089
Asset retirement obligation-long-term portion	9,478	9,953
Other	15,620	10,331
Total other liabilities	$87,978	$82,673

7. Income Tax Expense
The effective income tax rates for the three month periods ended September 30, 2017 and 2016 were 26.2% and 31.8%, respectively. The effective income tax rates for the six month periods ended September 30, 2017 and 2016 were 24.1% and 27.0%, respectively. During the prior year, the tax rates were higher due to non-deductible losses on divestitures.
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
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as non-United States jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2015 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2012. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse effect on our consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2017 and 2016
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
For the Three and Six Months Ended September 30, 2017 and 2016
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
For the three and six months ended September 30, 2017, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2017 and 2016
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Healthcare Products	$302,094	$306,676	$591,158	$589,353
Healthcare Specialty Services	116,111	137,661	229,545	289,636
Life Sciences	89,461	81,519	170,396	162,917
Applied Sterilization Technologies	126,493	120,559	251,024	242,887
Total revenues	$634,159	$646,415	$1,242,123	$1,284,793
Segment operating income:
Healthcare Products	$47,493	$50,835	$89,730	$86,808
Healthcare Specialty Services	9,323	1,370	15,317	3,843
Life Sciences	27,646	22,471	49,461	46,715
Applied Sterilization Technologies	43,394	41,540	84,592	81,948
Corporate	(6,202)	(5,149)	(10,067)	(6,723)
Total segment operating income	$121,654	$111,067	$229,033	$212,591
Less: Adjustments
Restructuring charges (1)	$27	$48	$78	$202
Amortization of acquired intangible assets (2)	17,171	17,779	33,473	37,308
Acquisition and integration related charges (3)	3,393	6,640	7,422	11,873
Loss on fair value adjustment of acquisition related contingent consideration (2)	—	1,850	—	1,850
Net loss on divestiture of businesses (2)	1,010	13,802	1,134	13,802
Amortization of inventory and property "step up" to fair value (2)	649	1,385	1,267	4,471
Total operating income	$99,404	$69,563	$185,659	$143,085
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2017 and 2016
(dollars in thousands, except as noted)

The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
Denominator (shares in thousands):	2017	2016	2017	2016
Weighted average shares outstanding—basic	85,199	85,851	85,145	85,944
Dilutive effect of share equivalents	670	482	650	482
Weighted average shares outstanding and share equivalents—diluted	85,869	86,333	85,795	86,426
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(shares in thousands)	2017	2016	2017	2016
Number of share options	416	627	492	496
Preferred Shares
Pursuant to an engagement letter dated October 23, 2015, we issued 100,000 preferred shares, par value of £0.10 each, for an aggregate consideration of approximately $15, in satisfaction of debt owed to a service provider. The holders of the preferred shares are entitled to a fixed cumulative preferential annual dividend of 5 percent on the amount paid periodically on the preferred shares respectively held by them. On a return of capital of the Company whether on liquidation or otherwise, the holders of the preferred shares shall be entitled to receive the sum of £0.10 per preferred share plus any accrued but unpaid dividends out of the assets of the Company available for distribution to its shareholders, but will not be entitled to any further participation in the assets of the Company. The holders of the preferred shares will have no right to attend, speak or vote, whether in person or by proxy, at any general meeting of the Company or any meeting of a class of members of the Company in respect of the preferred shares and will not be entitled to receive any notice of meetings.
11. Repurchases of Ordinary Shares
On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. During the first half of fiscal 2018, we repurchased 184,547 of our ordinary shares for the aggregate amount of $15,685 pursuant to this authorization.
During the first half of fiscal 2018, we obtained 101,135 of our ordinary shares in the aggregate amount of $5,600 in connection with share based compensation award programs.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2017 and 2016
(dollars in thousands, except as noted)

12. Share-Based Compensation
We maintain a long-term incentive plan that makes available shares for grants, at the discretion of the Compensation Committee of the Board of Directors, or the Board of Directors, to officers, directors, and key employees in the form of stock options, restricted shares, restricted share units, stock appreciation rights and share grants. We satisfy share award incentives through the issuance of new ordinary shares.
Stock options provide the right to purchase our shares at the market price on the date of grant, subject to the terms of the option plan and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of September 30, 2017, 4,995,098 shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during the first six months of fiscal 2018 and 2017:

	Fiscal 2018	Fiscal 2017
Risk-free interest rate	2.01%	1.29%
Expected life of options	5.7 years	5.7 years
Expected dividend yield of stock	1.58%	1.54%
Expected volatility of stock	22.08%	22.92%
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
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2017	1,945,274	$50.28
Granted	429,360	77.75
Exercised	(227,914)	34.53
Forfeited	(15,817)	66.56
Outstanding at September 30, 2017	2,130,903	$57.38	6.9 years	$66,102
Exercisable at September 30, 2017	1,241,541	$47.50	5.5 years	$50,776
We estimate that 865,781 of the non-vested stock options outstanding at September 30, 2017 will ultimately vest.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2017 and 2016
(dollars in thousands, except as noted)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $88.40 closing price of our ordinary shares on September 30, 2017 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first six months of fiscal 2018 and fiscal 2017 was $10,243 and $3,386, respectively. Net cash proceeds from the exercise of stock options were $7,726 and $2,494 for the first six months of fiscal 2018 and fiscal 2017, respectively.
The weighted average grant date fair value of stock option grants was $15.51 and $13.42 for the first six months of fiscal 2018 and fiscal 2017, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of September 30, 2017 and 2016 was $1,853 and $2,001, respectively.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2017	780,526	34,013	$60.87
Granted	224,169	23,259	77.53
Vested	(189,141)	(19,676)	53.42
Forfeited	(27,151)	(660)	68.45
Non-vested at September 30, 2017	788,403	36,936	$67.51
Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first six months of fiscal 2018 was $11,155.
As of September 30, 2017, there was a total of $44,525 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.31 years.
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
Changes in our warranty liability during the first half of fiscal 2018 were as follows:

Warranties
Balance, March 31, 2017	$6,861
Warranties issued during the period	5,668
Settlements made during the period	(5,953)
Balance, September 30, 2017	$6,576

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2017 and 2016
(dollars in thousands, except as noted)

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $32,955 and $32,136 as of September 30, 2017 and March 31, 2017, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenue is excluded from the table presented above.
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
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At September 30, 2017, we held foreign currency forward contracts to buy 127.2 million Mexican pesos, 16.4 million Canadian dollars and 7.7 million Brazilian reais; and to sell 7.7 million euros and 3.2 million British pounds sterling. At September 30, 2017, we held commodity swap contracts to buy 310.1 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	September 30, 2017	March 31, 2017	September 30, 2017	March 31, 2017
Prepaid & Other	$502	$160	$—	$—
Accrued expenses and other	—	—	1,247	35
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Six Months Ended September 30,
		2017	2016	2017	2016
Foreign currency forward contracts	Selling, general and administrative	$321	$(531)	$(516)	$(1,550)
Commodity swap contracts	Cost of revenues	$196	$205	$26	$416
Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $65.1 million at September 30, 2017. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2017 and 2016
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
The following table shows the fair value of our financial assets and liabilities at September 30, 2017 and March 31, 2017:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	September 30	March 31	September 30	March 31	September 30	March 31	September 30	March 31
Assets:
Cash and cash equivalents	$295,628	$282,918	$295,628	$282,918	$—	$—	$—	$—
Forward and swap contracts (1)	502	160	—	—	502	160	—	—
Investments (2)	$15,610	12,552	15,610	12,552	—	—	—	—
Liabilities:
Forward and swap contracts (1)	$1,247	$35	$—	$—	$1,247	$35	$—	$—
Deferred compensation plans (2)	1,732	1,677	1,732	1,677	—	—	—	—
Long term debt (3)	$1,445,297	1,478,361	—	—	$1,463,984	1,496,966	—	—
Contingent consideration obligations (4)	8,336	4,451	—	—	—	—	8,336	4,451
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2017 and 2016
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2017 are summarized as follows:

Contingent Consideration
Balance at March 31, 2017	$4,451
Additions	5,310
Payments	(1,535)
Currency translation adjustments	110
Balance at September 30, 2017	$8,336
Information regarding our investments is as follows:

			Investments at September 30, 2017 and March 31, 2017
	Cost		Unrealized Gains (2)		Unrealized Losses (2)		Fair Value
	September 30	March 31	September 30	March 31	September 30	March 31	September 30	March 31
Available-for-sale securities:
Marketable equity securities and other (1)	$11,037	$11,037	$2,939	$—	$—	$(72)	$13,976	$10,965
Mutual funds	1,059	1,091	575	496	—	—	1,634	1,587
Total available-for-sale securities	$12,096	$12,128	$3,514	$496	$—	$(72)	$15,610	$12,552
(1) Our marketable equity securities have been in a unrealized loss position for less than 12 months.
(2) Amounts reported include the impact of currency movements relative to the U.S. dollar.
16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and six months ended September 30, 2017 and 2016 were as follows:

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$846	$178	$(2,759)	$(2,355)	$(145,664)	$(238,525)	$(147,577)	$(240,702)
Other Comprehensive Income (Loss) before reclassifications	1,094	1,745	120	240	66,819	159,680	68,033	161,665
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	9	26	(524)	(1,048)	—	—	(515)	(1,022)
Net current-period Other Comprehensive (Loss)	1,103	1,771	(404)	(808)	66,819	159,680	67,518	160,643
Balance at September 30, 2017	$1,949	$1,949	$(3,163)	$(3,163)	$(78,845)	$(78,845)	$(80,059)	$(80,059)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2017 and 2016
(dollars in thousands, except as noted)

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of STERIS plc

We have reviewed the consolidated balance sheet of STERIS plc and subsidiaries (“the Company”) as of September 30, 2017, and the related consolidated statements of income, comprehensive income and cash flows for the three-month and six-month periods ended September 30, 2017 and 2016. These financial statements are the responsibility of the Company’s management.

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
November 7, 2017

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the second quarter and first half of fiscal 2018 and fiscal 2017. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.
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

•
Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment. Service revenues also include hospital sterilization services and instrument and scope repairs as well as revenues generated from contract sterilization and laboratory services offered through our Applied Sterilization Technologies segment. Service revenues also include linen management services operations divested in fiscal 2017.

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
During fiscal 2017, we purchased Medisafe Holdings Ltd., a United Kingdom manufacturer of washer/disinfector equipment and related consumables and services. The purchase provides washer manufacturing and research and development capabilities in the U.K. We also completed several other minor purchases in fiscal 2018 and 2017, that expand our product and service offerings to our Customers.
During the first half of fiscal 2017, we divested our Applied Infection Control ("AIC") product line and certain businesses acquired in the Combination with Synergy including Linen Management Services in the United Kingdom and United States and Synergy Health Laboratory Services. These divested businesses generated approximately $115.0 million of revenues annually. During the second half of fiscal 2017 we divested the assets associated with Linen Management Services in the United States and Netherlands, which generated approximately $125.0 million of revenues annually.

Revenues for the second quarter of fiscal 2018 were $634.2 million, representing a decrease of 1.9% over the second quarter of fiscal 2017 revenues of $646.4 million. Revenues for the first half of fiscal 2018 were $1,242.1 million, representing a decrease of 3.3% over the revenues for the first half of fiscal 2017 of $1,284.8 million. The fiscal 2018 revenue decreases over the prior year periods were attributable to the fiscal 2017 divestitures and the negative impact of currencies, in the year-to-date period, which more than offset organic growth within all segments.
Gross margin percentage for the second quarter of fiscal 2018 was 42.1% compared with 38.4% for the second quarter of fiscal 2017. Gross margin percentage for the first half of fiscal 2018 was 42.1% compared with 38.0% for the first half of fiscal 2017. The fiscal 2018 gross margin percentage increases over the prior year periods were primarily due to the favorable impact of the divestitures of lower margin operations, favorable mix and pricing, and our fiscal 2018 acquisitions, which were slightly offset by the negative impact of currencies.
Operating income during the second quarter of fiscal 2018 was $99.4 million compared to $69.6 million for the second quarter of fiscal 2017. Operating income during the first half of fiscal 2018 was $185.7 million, compared to $143.1 million for the first half of fiscal 2017. The fiscal 2018 increases over the prior year periods were attributable to the gross margin improvement and lower acquisition related expenses.
Cash flows from operations were $217.4 million and free cash flow was $144.0 million in the first six months of fiscal 2018 compared to cash flows from operations of $188.5 million and free cash flow of $119.4 million in the first six months of fiscal 2017 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2018 increases in cash flows from operations and free cash flow were primarily due to higher net income and lower working capital requirements.
Our debt-to-total capital ratio was 32.3% at September 30, 2017 and 34.6% at March 31, 2017. During the first six months of fiscal 2018, we declared and paid quarterly cash dividends of $0.59 per ordinary share.
Additional information regarding our financial performance during the second quarter and first half of fiscal 2018 is included in the subsection below titled “Results of Operations.”

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
The following table summarizes the calculation of our free cash flow for the six months ended September 30, 2017 and 2016:

	Six Months Ended September 30,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$217,377	$188,501
Purchases of property, plant, equipment and intangibles, net	(75,420)	(73,866)
Proceeds from the sale of property, plant, equipment and intangibles	2,075	4,763
Free cash flow	$144,032	$119,398
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and first half of fiscal 2018 compared with the same fiscal 2017 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three and six months ended September 30, 2017 to the revenues for the three and six months ended September 30, 2016:

	Three Months Ended September 30,
(dollars in thousands)	2017	2016	Change	Percent Change

Total revenues	$634,159	$646,415	$(12,256)	(1.9)%

Revenues by type:
Service revenues	347,602	354,199	(6,597)	(1.9)%
Consumable revenues	141,241	139,576	1,665	1.2%
Capital equipment revenues	145,316	152,640	(7,324)	(4.8)%

Revenues by geography:
United Kingdom revenues	54,587	53,369	1,218	2.3%
United States revenues	446,708	450,513	(3,805)	(0.8)%
Other foreign revenues	132,864	142,533	(9,669)	(6.8)%

	Six Months Ended September 30,
(dollars in thousands)	2017	2016	Change	Percent Change

Total revenues	$1,242,123	$1,284,793	$(42,670)	(3.3)%

Revenues by type:
Service revenues	681,961	720,827	(38,866)	(5.4)%
Consumable revenues	289,103	285,241	3,862	1.4%
Capital equipment revenues	271,059	278,725	(7,666)	(2.8)%

Revenues by geography:
United Kingdom revenues	107,309	123,808	(16,499)	(13.3)%
United States revenues	869,667	878,618	(8,951)	(1.0)%
Other foreign revenues	265,147	282,367	(17,220)	(6.1)%
Quarter over Quarter Comparison
Revenues decreased $12.3 million, or 1.9%, to $634.2 million for the three months ended September 30, 2017, as compared to $646.4 million for the same period in the prior year. This decrease was primarily attributable to fiscal 2017 divestitures, which more than offset organic revenue growth within all business segments, our fiscal 2018 acquisitions and the positive impact of fluctuations in currencies.
Consumable revenues increased 1.2% in the second quarter of fiscal 2018 as compared to second quarter of fiscal 2017. Growth within the Life Sciences business segment was largely offset by the impact of the fiscal 2017 divestiture of the AIC product line in the Healthcare Products segment. Capital equipment revenues decreased 4.8%, as growth in the Life Sciences segment was offset by a decline in the Healthcare Products segment. Service revenues slightly declined by 1.9%, as the impact of divestitures more than offset increases in other service offerings.
United Kingdom revenues increased $1.2 million, or 2.3%, to $54.6 million for the three months ended September 30, 2017, as compared to $53.4 million for the same period in the prior year. The increase is primarily due to growth in service revenues.
United States revenues decreased $3.8 million, or 0.8%, to $446.7 million for the three months ended September 30, 2017, as compared to $450.5 million for the same period in the prior year. Strength in service offerings and Life Sciences capital equipment revenues was more than offset by the impact of the fiscal 2017 divestitures and a decline in Healthcare Products capital equipment revenues.
Revenues from other foreign locations decreased $9.7 million, or 6.8%, to $132.9 million for the three months ended September 30, 2017, as compared to $142.5 million for the same period in the prior year, primarily due to the divestiture of Netherlands Linen Management Services which more than offset growth in Canada and in the Asia Pacific region.
First Six Months over First Six Months Comparison
Revenues decreased $42.7 million, or 3.3%, to $1,242.1 million for the six months ended September 30, 2017, as compared to $1,284.8 million for the same period in the prior year. This decrease was primarily attributable to fiscal 2017 divestitures and the negative impact of fluctuations in currencies, which more than offset the positive impact of our fiscal 2018 acquisitions and organic growth in all business segments.
Consumable revenues increased 1.4% in the first six months of fiscal 2018 compared to the first six months of fiscal 2017. Growth within the Life Sciences business segment was largely offset by the impact of the fiscal 2017 divestiture of the AIC product line in the Healthcare Products segment. Capital equipment revenues decreased 2.8%, reflecting declines within both the Healthcare Products and Life Sciences business segments. Service revenues declined 5.4% in the first six months of fiscal 2018, as compared to the same period in fiscal 2017, as the impact of divestitures more than offset increases in other service offerings.
United Kingdom revenues decreased $16.5 million, or 13.3%, to $107.3 million for the six months ended September 30, 2017, as compared to $123.8 million for the same period in the prior year, reflecting declines in both capital equipment and service revenues, and the impact of divestitures, which was partially offset by an increase in consumable revenue.
United States revenues decreased $9.0 million, or 1.0%, to $869.7 million for the six months ended September 30, 2017, as compared to $878.6 million for the same period in the prior year, as strength in service offerings within the Healthcare Products, Life Sciences and Applied Sterilization Technologies business segments was more than offset by the impact of the fiscal 2017 divestitures and a decline in Healthcare Products capital equipment revenues.
Revenues from other foreign locations decreased $17.2 million, or 6.1%, to $265.1 million for the six months ended September 30, 2017, as compared to $282.4 million in the six months ended September 30, 2016, primarily due to the divestiture of Netherlands Linen Management Services, which more than offset growth in Canada and in the Asia Pacific and Latin America regions.

Gross Profit. The following table compares our gross profit for the three and six months ended September 30, 2017 to the three and six months ended September 30, 2016:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2017	2016
Gross profit:
Product	$133,946	$137,106	$(3,160)	(2.3)%
Service	132,815	110,802	22,013	19.9%
Total gross profit	$266,761	$247,908	$18,853	7.6%
Gross profit percentage:
Product	46.7%	46.9%
Service	38.2%	31.3%
Total gross profit percentage	42.1%	38.4%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2017	2016
Gross profit:
Product	$264,306	$266,157	$(1,851)	(0.7)%
Service	258,576	221,741	36,835	16.6%
Total gross profit	$522,882	$487,898	$34,984	7.2%
Gross profit percentage:
Product	47.2%	47.2%
Service	37.9%	30.8%
Total gross profit percentage	42.1%	38.0%
Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the second quarter of fiscal 2018 was 42.1% compared to the gross profit percentage for the second quarter of fiscal 2017 of 38.4%. The increase in our gross profit percentage was primarily due to the favorable impact of divestitures of lower margin operations (260 basis points), favorable mix and other (130 basis points), favorable pricing (10 basis points) and our fiscal 2018 acquisitions (10 basis points) which was offset by the negative impact of currencies (30 basis points) and decline in volume (10 basis points).
Gross profit percentage for the first half of fiscal 2018 was 42.1% compared to the gross profit percentage for the first half of fiscal 2017 of 38.0%. The increase in our gross profit percentage was primarily due to the favorable impact of divestitures of lower margin operations (280 basis points), favorable mix and other (110 basis points), favorable pricing (20 basis points) and our fiscal 2018 acquisitions (20 basis points) which was offset by the negative impact of currencies (10 basis points) and decline in volume (10 basis points).
Operating Expenses. The following table compares our operating expenses for the three and six months ended September 30, 2017 to the three and six months ended September 30, 2016:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2017	2016
Operating expenses:
Selling, general, and administrative	$153,356	$163,680	$(10,324)	(6.3)%
Research and development	13,974	14,617	(643)	(4.4)%
Restructuring expenses	27	48	(21)	NM
Total operating expenses	$167,357	$178,345	$(10,988)	(6.2)%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2017	2016
Operating expenses:
Selling, general, and administrative	$309,167	$315,566	$(6,399)	(2.0)%
Research and development	27,978	29,045	(1,067)	(3.7)%
Restructuring expenses	78	202	(124)	NM
Total operating expenses	$337,223	$344,813	$(7,590)	(2.2)%
NM - Not meaningful.

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A decreased 6.3% during the second quarter of fiscal 2018 over the same fiscal 2017 period. SG&A decreased 2.0% during the first half of fiscal 2018 over the same fiscal 2017 period. These decreases in the fiscal 2018 periods over the fiscal 2017 periods are primarily attributable to lower acquisition and integration costs.
Research and Development. Research and development expenses decreased 4.4% during the second quarter of fiscal 2018 over the same fiscal 2017 period. Research and development expenses decreased 3.7% during the first half of fiscal 2018 over the same same fiscal 2017 period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first half of fiscal 2018, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
(dollars in thousands)	2017	2016	Change
Non-operating expenses, net:
Interest expense	$12,683	$10,924	$1,759
Interest income and miscellaneous expense	(626)	(284)	(342)
Non-operating expenses, net	$12,057	$10,640	$1,417

	Six Months Ended September 30,
(dollars in thousands)	2017	2016	Change
Non-operating expenses, net:
Interest expense	$25,149	$21,995	$3,154
Interest income and miscellaneous expense	(1,091)	(778)	(313)
Non-operating expenses, net	$24,058	$21,217	$2,841
Interest expense increased $1.8 million during the second quarter of fiscal 2018 over the same fiscal 2017 period. Interest expense increased $3.2 million during the first half of fiscal 2018 over the same fiscal 2017 period. These increases were primarily due to an increase in the proportion of higher-cost, fixed rate debt following the issuance and sale of senior notes in a private placement to certain investors on February 27, 2017. Additionally, the weighted average floating interest rate was higher during the fiscal 2018 periods as compared to the same fiscal 2017 periods.

Income Tax Expense. The following tables compare our income tax expense and effective income tax rates for the three and six months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2017	2016
Income tax expense	$22,903	$18,721	$4,182	22.3%
Effective income tax rate	26.2%	31.8%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2017	2016
Income tax expense	$38,942	$32,955	$5,987	18.2%
Effective income tax rate	24.1%	27.0%
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
The effective income tax rates for the three month periods ended September 30, 2017 and 2016 were 26.2% and 31.8%, respectively. The effective income tax rates for the six month periods ended September 30, 2017 and 2016 were 24.1% and 27.0%, respectively. During the prior year, the tax rates were higher due to non-deductible losses on divestitures.
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
For both the three and six month periods ended September 30, 2017, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017.

The following table compares business segment revenues, segment operating income and total operating income for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Healthcare Products	$302,094	$306,676	$591,158	$589,353
Healthcare Specialty Services	116,111	137,661	229,545	289,636
Life Sciences	89,461	81,519	170,396	162,917
Applied Sterilization Technologies	126,493	120,559	251,024	242,887
Total revenues	$634,159	$646,415	$1,242,123	$1,284,793
Segment operating income:
Healthcare Products	$47,493	$50,835	$89,730	$86,808
Healthcare Specialty Services	9,323	1,370	15,317	3,843
Life Sciences	27,646	22,471	49,461	46,715
Applied Sterilization Technologies	43,394	41,540	84,592	81,948
Corporate	(6,202)	(5,149)	(10,067)	(6,723)
Total segment operating income	$121,654	$111,067	$229,033	$212,591
Less: Adjustments
Restructuring charges (1)	$27	$48	$78	$202
Amortization of acquired intangible assets (2)	17,171	17,779	33,473	37,308
Acquisition and integration related charges (3)	3,393	6,640	7,422	11,873
Loss on fair value adjustment of acquisition related contingent consideration (2)	—	1,850	—	1,850
Net loss on divestiture of businesses (2)	1,010	13,802	1,134	13,802
Amortization of inventory and property "step up" to fair value (2)	649	1,385	1,267	4,471
Total operating income	$99,404	$69,563	$185,659	$143,085
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

Healthcare Product revenues decreased 1.5% to $302.1 million for the quarter ended September 30, 2017, as compared to $306.7 million in the same prior year period. Fiscal 2018 second quarter revenues reflect an increase of 8.4% in service revenues, which was offset by decreases in consumable and capital equipment revenues of 0.6% and 7.9%, respectively. Healthcare Product revenues increased 0.3% to $591.2 million for the six months ended September 30, 2017, as compared to $589.4 million in the same prior year period. The first six months of fiscal 2018 revenues reflect a 7.9% increase in service revenues, which was partially offset by decreases in consumables and capital equipment revenues of 0.9% and 3.5%, respectively. The fiscal 2018 increases in service revenue are attributable to organic growth and decreases in consumable revenues are primarily the result of the divestiture of the AIC product line and the negative impact of fluctuations in currencies in the year-to-date period. The fiscal 2018 declines in capital equipment revenues are due to lower shipment volumes due to timing and the impact of hurricanes in the United States during the second quarter of fiscal 2018. Backlog has increased during the first half of fiscal 2018 following our record fourth quarter fiscal 2017 shipments. At September 30, 2017, the Healthcare Products segment’s backlog amounted to $150.4 million, decreasing $1.7 million, or 1.1%, compared to the backlog of $152.1 million at September 30, 2016.
Healthcare Specialty Services revenues decreased 15.7% to $116.1 million for the quarter ended September 30, 2017, as compared to $137.7 million in the same prior year period. Healthcare Specialty Services revenues decreased 20.7% to $229.5 million for the six months ended September 30, 2017, as compared to $289.6 million in the same period prior year. The fiscal 2017 divestiture of all Linen Management Services combined with the negative impact of fluctuations in currencies in the year- to-date period more than offset strong organic growth.

Life Sciences revenues increased 9.7% to $89.5 million for the quarter ended September 30, 2017, as compared to $81.5 million for the same prior year period. This increase reflects growth in capital equipment, consumable and service revenues, of 9.3%, 8.0%, and 12.5%, respectively. Life Sciences revenues increased 4.6% to $170.4 million for the first six months ended September 30, 2017, as compared to $162.9 million for the same prior year period. This increase reflects growth in consumable and service revenues of 5.0% and 8.8%, respectively, which were partially offset by a slight decline in capital equipment revenues of 1.0% and the negative impact of fluctuations in currencies, in the year-to-date period. At September 30, 2017, the Life Sciences segment’s backlog amounted to a record $69.8 million, increasing 70.2% or $28.8 million, compared to the backlog of $41.0 million at September 30, 2016.
Applied Sterilization Technologies segment revenues increased 4.9% to $126.5 million for the quarter ended September 30, 2017, as compared to $120.6 million for the same prior year period. Applied Sterilization Technologies segment revenues increased 3.4% to $251.0 million for the six months ended September 30, 2017, as compared to $242.9 million for the same prior year period. Fiscal 2018 revenues increased primarily due to strong organic growth, which was partially offset by the fiscal 2017 divestiture and the negative impact of fluctuations in currencies, in the year-to-date period.
The Healthcare Products segment’s operating income decreased $3.3 million to $47.5 million for the quarter ended September 30, 2017 as compared to $50.8 million in the same prior year period. The segment's operating margin was 15.7% for the second quarter of fiscal 2018 compared to 16.6% for the second quarter of fiscal 2017. The operating margin for the fiscal 2018 period decreased from the prior year period as lower volumes and the negative impact of fluctuations in currencies more than offset the favorable impact of the divestiture of the AIC product line. During the first six months of fiscal 2018, the Healthcare Products segment’s operating income increased $2.9 million to $89.7 million as compared to $86.8 million in the same prior year period. The segment's operating margin was 15.2% for the first six months of fiscal 2018 compared to 14.7% for the first six months of fiscal 2017. The operating margin for the fiscal 2018 period increased compared to the prior year period as the favorable impact of the divestiture of the AIC product line more than offset the impact of flat volumes and the negative impact of fluctuations in currencies.
The Healthcare Specialty Services segment’s operating income increased $8.0 million to $9.3 million for the quarter ended September 30, 2017 as compared to $1.4 million for the same prior year period. The segment's operating margins were 8.0% and 1.0% for the second quarter of fiscal 2018 and fiscal 2017, respectively. During the first six months of fiscal 2018 the Healthcare Specialty Services segment’s operating income increased $11.5 million to $15.3 million as compared to $3.8 million for the same prior year period. The segment's operating margins were 6.7% and 1.3% for the first six months of fiscal 2018 and fiscal 2017, respectively. The operating margin in the fiscal 2018 periods increased compared to the prior year periods primarily due to increased volume, particularly in North America, and the divestiture of the low margin Linen Management Services operations.
The Life Sciences segment’s operating income increased $5.2 million to $27.6 million for the quarter ended September 30, 2017 as compared to $22.5 million in the same prior year period. The segment’s operating margins were 30.9% and 27.6% for the second quarter of fiscal 2018 and fiscal 2017, respectively. During the first six months of fiscal 2018 the Life Sciences segment’s operating income increased $2.7 million to $49.5 million as compared to $46.7 million in the same prior year period. The segment’s operating margins were 29.0% and 28.7% for the first six months of fiscal 2018 and fiscal 2017, respectively. The operating margin increases in the fiscal 2018 periods compared to the prior year periods were primarily due to increased volume.
The Applied Sterilization Technologies segment's operating income increased $1.9 million to $43.4 million in the second quarter of fiscal 2018 as compared to $41.5 million during the same prior year period. The segment’s operating margin of 34.3% in the second quarter of fiscal 2018 were about flat compared to the 34.5% operating margin reported in the second quarter of fiscal 2017. The Applied Sterilization Technologies segment's operating income increased $2.6 million to $84.6 million in the first six months of fiscal 2018 compared to $81.9 million during the same prior year period. The segment’s operating margin of 33.7% in the first six months of fiscal 2018 was consistent with the 33.7% operating margin reported in the first six months of fiscal 2017 and includes the impact of the organizational changes made to better align with our Customers.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the three and six months ended September 30, 2017 and 2016:

	Six Months Ended September 30,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$217,377	$188,501
Net cash used in investing activities	$(101,541)	$(8,745)
Net cash used in financing activities	$(119,345)	$(161,610)
Debt-to-total capital ratio	32.3%	33.4%
Free cash flow	$144,032	$119,398
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $217.4 million for the first six months of fiscal 2018, as compared to $188.5 million in net cash provided by operating activities in the first six months of fiscal 2017. The year over year improvement is primarily attributable to an increase in net income and lower working capital requirements.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $101.5 million for the first six months of fiscal 2018 compared with $8.7 million for the first six months of fiscal 2017. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2018 and fiscal 2017:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $75.4 million for the first six months of fiscal 2018 as compared to $73.9 million during the same prior year period. Capital expenditures were consistent between the first six months of fiscal 2018 and fiscal 2017.

•
Proceeds from the sale of business– During the first six months of fiscal 2018, we received $1.3 million in deferred consideration related to the fiscal 2017 sale of the Synergy Health Laboratory Services. During the first six months of fiscal 2017, we received $131.6 million in proceeds from the sale of certain non-core businesses. For more information, refer to our note 2 to our consolidated financial statements, "Business Acquisitions and Divestitures".

•
Acquisitions of businesses, net of cash acquired – During the first six months of fiscal 2018, we used $28.9 million for acquisitions as compared to $64.9 million for the same prior year period. For more information on our acquisitions, refer to our Note 2 to our consolidated financial statements, "Business Acquisitions and Divestitures".

•
Purchase of investments – During the first six months of fiscal 2017, we invested an additional $6.4 million primarily in the common stock of Servizi Italia, S.p.A., a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers.

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $119.3 million for the first six months of fiscal 2018 compared with net cash used in financing activities of $161.6 million for the first six months of fiscal 2017. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2018 and fiscal 2017:

•
Payments on long-term obligations - Payments on long-term obligations totaled $15.0 million in the first six months of fiscal 2018 as compared to $10.0 million in the first three months of fiscal 2017.

•
Proceeds (payments) under credit facility, net – Net payments on credit facilities totaled $38.2 million in the first six months of fiscal 2018 compared to net payments of $47.6 million in the first six months of fiscal 2017.

•
Repurchases of ordinary shares – During the first six months of fiscal 2018, we purchased 176,547 of our ordinary shares in the aggregate amount of $15.1 million. During the first six months of fiscal 2018, we obtained 101,135 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $5.6 million. During the first six months of fiscal 2017, we purchased 763,171 of our ordinary shares in the aggregate amount of $54.3 million. During the first six months of fiscal 2017, we obtained 127,520 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $5.6 million.

•
Cash dividends paid to ordinary shareholders – During the first six months of fiscal 2018, we paid total cash dividends of $50.3 million, or $0.59 per outstanding share. During the first six months of fiscal 2017, we paid total cash dividends of $45.6 million, or $0.53 per outstanding share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first six months of fiscal 2018 and fiscal 2017, we received cash proceeds totaling $7.7 million and $2.5 million, respectively, under these programs. During the first six months of fiscal 2018 we also paid dividends in the amount of $1.1 million to minority interest shareholders.

Cash Flow Measures. Free cash flow was $144.0 million in the first six months of fiscal 2018 compared to $119.4 million in the prior year first six months (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). Our debt-to-total capital ratio was 32.3% at September 30, 2017 and 33.4% at September 30, 2016.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017. We had $470.7 million of outstanding borrowings under the Credit Agreement as of September 30, 2017. There were no letters of credit outstanding under the Credit Agreement at September 30, 2017. Our commercial commitments including letters of credit outstanding under other arrangements were approximately $64.2 million at September 30, 2017 reflecting a net increase of $6.5 million in surety bonds and other commercial commitments from March 31, 2017.
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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date specified in this Quarterly Report and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS’s other securities filings, including Item 1A of STERIS’s Annual Report on Form 10-K for the year ended March 31, 2017. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in this Quarterly Report or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) STERIS’s ability to meet expectations regarding the accounting and tax treatments of the Combination (the “Combination”) with STERIS Corporation and Synergy Health plc (“Synergy”), (b) the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in connection with the Combination within the expected time-frames or at all and to successfully integrate the operations of the companies, (c) the integration of the operations of the companies being more difficult, time-consuming or costly than expected, (d) operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the Combination, (e) the retention of certain key employees of Synergy being difficult, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including, changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA, warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provisions of services, (m) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in STERIS’s Annual Report on Form 10-K for the year ended March 31, 2017 and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (n) the impact on STERIS and its operations of the “Brexit” or the exit of other member countries from the EU, (o) the impact on STERIS and its operations of any new legislation, regulations or orders, including, but not limited to any new trade or tax legislations, regulations or orders, that may be implemented by the new U.S. Administration or Congress, or of any responses thereto, (p) the possibility that anticipated financial results or benefits of recent acquisitions, including the Combination, or of STERIS’s restructuring efforts, or of recent divestitures, will not be realized or will be other than anticipated, and (q) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.

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

Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the first half of fiscal 2018, we entered into forward currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2018. We have executed forward currency contracts to hedge a portion of results denominated in euros, British pounds sterling, Mexican pesos, Brazilian reais, and Canadian dollars. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million (net of taxes, fees and commissions) of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. During the first half of fiscal 2018, we repurchased 184,547 of our ordinary shares pursuant to this authorization. During the first half of fiscal 2018, we obtained 101,135 of our ordinary shares in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the second quarter of fiscal 2018 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
July 1-31	—		$—		—	$207,104
August 1-31	68,000		85.67		68,000	201,279
September 1-30	80,000		$87.05		80,000	$194,315
Total	148,000	(1)	86.42	(1)	148,000	194,315
(1) Does not include 11 shares purchased during the quarter at an average price of $85.32 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

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

4.1	Specimen Form of Stock Certificate (filed as Exhibit 4.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).

10.1	Guarantor Joinder Agreement dated August 8, 2017 by Synergy Health AST, LLC, Synergy Health US Holdings, Inc., and Synergy Health North America, Inc. in favor of JPMorgan Chase Bank, N.A.

10.2
Guaranty Supplement dated August 8, 2017 by Synergy Health AST, LLC, Synergy Health US Holdings, Inc., and Synergy Health North America, Inc. of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation August 15, 2008 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto.

10.3
Guaranty Supplement dated August 8, 2017 by Synergy Health AST, LLC, Synergy Health US Holdings, Inc., and Synergy Health North America, Inc. of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto.

10.4
Guaranty Supplement dated August 8, 2017 by Synergy Health AST, LLC, Synergy Health US Holdings, Inc., and Synergy Health North America, Inc. of STERIS Corporation May 15, 2015 Note Purchase Agreement and of the Notes issued pursuant thereto.

10.5
Guaranty Supplement dated August 8, 2017 by Synergy Health AST, LLC, Synergy Health US Holdings, Inc. and Synergy Health North America, Inc., of Affiliate Guaranty dated as January 23, 2017 of STERIS plc January 23, 2017 Note Purchase Agreement, and of the Notes issued pursuant thereto.

10.6	Description of STERIS plc Non-Employee Director Compensation Program

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS plc

/s/ KAREN L. BURTON
Karen L. Burton Vice President, Corporate Controller and Chief Accounting Officer
November 7, 2017