Form 10-Q
period 2017-12-31
STERIS plc
filed 2018-02-08
CIK 1624899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number 1-37614
STERIS plc
(Exact name of registrant as specified in its charter)

England and Wales	98-1203539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rutherford House Stephensons Way Chaddesden, Derby, England	DE21 6LY
(Address of principal executive offices)	(Zip code)
44 1332 387100
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of ordinary shares outstanding as of February 2, 2018: 84,848,063

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

ITEM 1.	FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2017	March 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$283,844	$282,918
Accounts receivable (net of allowances of $11,708 and $10,357, respectively)	472,060	483,451
Inventories, net	219,495	197,837
Prepaid expenses and other current assets	57,528	53,596
Total current assets	1,032,927	1,017,802
Property, plant, and equipment, net	983,841	915,908
Goodwill and intangibles, net	3,102,361	2,956,190
Other assets	37,875	34,555
Total assets	$5,157,004	$4,924,455
Liabilities and equity
Current liabilities:
Accounts payable	$122,107	$133,479
Accrued income taxes	6,298	14,640
Accrued payroll and other related liabilities	72,807	78,575
Accrued expenses and other	165,404	154,889
Total current liabilities	366,616	381,583
Long-term indebtedness	1,420,049	1,478,361
Deferred income taxes, net	156,112	171,805
Other liabilities	96,439	82,673
Total liabilities	$2,039,216	$2,114,422
Commitments and contingencies (see Note 8)
Preferred shares, with £0.10 par value; 100 shares authorized; 100 issued and outstanding	15	15
Ordinary shares, with £0.10 par value; £17,006 shares aggregate par amount authorized; 84,908 and 84,948 ordinary shares issued and outstanding, respectively	2,063,870	2,085,134
Retained earnings	1,097,726	954,155
Accumulated other comprehensive loss	(54,983)	(240,702)
Total shareholders’ equity	3,106,628	2,798,602
Noncontrolling interests	11,160	11,431
Total equity	3,117,788	2,810,033
Total liabilities and equity	$5,157,004	$4,924,455

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues:
Product	$309,461	$302,260	$869,623	$866,226
Service	352,439	344,514	1,034,400	1,065,341
Total revenues	661,900	646,774	1,904,023	1,931,567
Cost of revenues:
Product	162,611	152,879	458,467	450,688
Service	220,701	236,286	644,086	735,372
Total cost of revenues	383,312	389,165	1,102,553	1,186,060
Gross profit	278,588	257,609	801,470	745,507
Operating expenses:
Selling, general, and administrative	159,143	158,760	468,310	474,326
Goodwill impairment loss	—	58,356	—	58,356
Research and development	15,195	14,591	43,173	43,636
Restructuring expenses	78	18	156	220
Total operating expenses	174,416	231,725	511,639	576,538
Income from operations	104,172	25,884	289,831	168,969
Non-operating expenses, net:
Interest expense	12,461	10,980	37,610	32,975
Interest income and miscellaneous expense	(225)	(539)	(1,316)	(1,317)
Total non-operating expenses, net	12,236	10,441	36,294	31,658
Income before income tax expense	91,936	15,443	253,537	137,311
Income tax (benefit) expense	(3,404)	19,790	35,538	52,745
Net income (loss)	95,340	(4,347)	217,999	84,566
Less: Net income attributable to noncontrolling interests	559	649	682	744
Net income (loss) attributable to shareholders	$94,781	$(4,996)	$217,317	$83,822

Net income (loss) per share attributed to shareholders
Basic	$1.12	$(0.06)	$2.55	$0.98
Diluted	$1.11	$(0.06)	$2.53	$0.97
Cash dividends declared per share ordinary outstanding	$0.31	$0.28	$0.90	$0.81

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net income (loss)	$95,340	$(4,347)	$217,999	$84,566
Less: Net income attributable to noncontrolling interests	559	649	682	744
Net income (loss) attributable to shareholders	94,781	(4,996)	217,317	83,822

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities, (net of taxes of $693, $29, $1,179 and $78, respectively)	2,738	(55)	4,509	(149)
Amortization of pension and postretirement benefit plans costs, (net of taxes of $250, $241, $749 and $723, respectively)	(404)	(391)	(1,212)	(1,171)
Change in cumulative currency translation adjustment	22,742	(180,084)	182,422	(205,079)
Total other comprehensive income (loss)	25,076	(180,530)	185,719	(206,399)
Comprehensive income (loss)	$119,857	$(185,526)	$403,036	$(122,577)

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2017	2016
Operating activities:
Net income	$217,999	$84,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	133,855	135,245
Deferred income taxes	(27,318)	46,753
Share-based compensation expense	17,041	14,393
Loss on the disposal of property, plant, equipment, and intangibles, net	819	394
Loss on sale of businesses, net	12,538	42,771
Goodwill impairment loss	—	58,356
Other items	11,410	(26,636)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	15,149	(213)
Inventories, net	(21,567)	(27,368)
Other current assets	(4,843)	4,223
Accounts payable	(10,601)	(5,778)
Accruals and other, net	(16,627)	(37,301)
Net cash provided by operating activities	327,855	289,405
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(113,511)	(112,225)
Proceeds from the sale of property, plant, equipment, and intangibles	2,094	4,785
Proceeds from the sale of businesses, net of cash divested	8,907	136,255
Purchase of investments	—	(6,356)
Acquisition of businesses, net of cash acquired	(46,323)	(65,322)
Net cash used in investing activities	(148,833)	(42,863)
Financing activities:
Payments on long-term obligations	(22,500)	(15,000)
Payments under credit facilities, net	(58,729)	(30,879)
Deferred financing fees and debt issuance costs	(44)	—
Acquisition related deferred or contingent consideration	(2,064)	(6,352)
Repurchases of ordinary shares	(43,851)	(95,188)
Cash dividends paid to ordinary shareholders	(76,633)	(69,411)
Proceeds from issuance of equity to minority shareholders	—	5,022
Stock option and other equity transactions, net	8,005	3,221
Net cash used in financing activities	(195,816)	(208,587)
Effect of exchange rate changes on cash and cash equivalents	17,720	(21,939)
Increase in cash and cash equivalents	926	16,016
Cash and cash equivalents at beginning of period	282,918	248,841
Cash and cash equivalents at end of period	$283,844	$264,857
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2017 and 2016
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2017 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2018.
Recently Issued Accounting Standards Impacting the Company
Recently issued accounting standards impacting the Company are presented in the following table:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
(dollars in thousands, except as noted)

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have recently been adopted
ASU 2016-07, "Investments - Equity Method and Joint Ventures, Simplifying the Transition to the Equity Method of Accounting" (Topic 323)	March 2016
The standard replaces the previous requirement to retroactively adopt the equity method. The new standard requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that period. Early adoption is permitted.
			First Quarter Fiscal 2018	The prospective adoption of this standard did not have a material impact on our consolidated financial statements.
ASU 2015-11, "Inventory - Simplifying the Measurement of Inventory" (Topic 330)	July 2015
The standard requires an entity to measure inventory within the scope of this update at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and should be applied prospectively. Early adoption is permitted.
			First Quarter Fiscal 2018	The prospective adoption of this standard did not have a material impact on our consolidated financial statements.
ASU 2017-04, "Intangibles - Goodwill and Other, Simplifying the Test for Goodwill Impairment" (Topic 350)	January 2017
The standard eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments of this standard, an entity would perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The loss should not exceed the total amount of goodwill allocated to that reporting unit. Tax effects should be considered. The standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted.
			Third Quarter Fiscal 2018	The prospective adoption of this standard did not have a material impact on our consolidated financial statements.
Standards that have yet to be adopted

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
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
N/A
We plan to adopt this standard on April 1, 2018 using the modified retrospective method. While we are still in the process of evaluating the full impact, we have identified certain historical revenue transactions for which the timing of recognition would have been different under this standard. The actual amount of the cumulative adjustment will depend on the timing of revenue recognition of similar transactions at the end of fiscal 2018. While we cannot determine the specific amount based on information currently available, we do not expect it to have a material impact on our consolidated financial statements. Our preliminary conclusions and assessments remain subject to change. We are in the process of updating our revenue accounting policy and implementing changes to our business processes, disclosures and controls.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
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
		N/A	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.
ASU 2016-13, "Measurement of Credit Losses on Financial Instruments"	June 2016
The update requires a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The standard is effective for annual periods beginning after December 15, 2019. Early adoption is permitted.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
(dollars in thousands, except as noted)

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
For the Three and Nine Months Ended December 31, 2017 and 2016
(dollars in thousands, except as noted)

2. Business Acquisitions and Divestitures

Fiscal 2018 Acquisitions
We completed six minor purchases that continued to expand our product and service offerings in the Healthcare Products, Healthcare Specialty Services and the Applied Sterilization Technologies segments. The aggregate purchase price associated with these transactions was approximately $51.6 million, net of cash acquired and including potential contingent consideration of $5.3 million. The purchase price for the acquisitions was financed with both cash on hand and with credit facility borrowings. Acquisition related costs are recorded in the Selling, General and Administrative line of the Consolidated Statements of Income and amounts are not material. Purchase price allocations will be finalized within a measurement period not to exceed one year from closing.
Fiscal 2018 Divestitures
On November 20, 2017, we sold our Synergy Health Healthcare Consumable Solutions ("HCS") business to Vernacare. Annual revenues for the HCS business were approximately $40.0 million and were included in the Healthcare Products segment. We recorded proceeds of $8.2 million, net of cash divested, and subject to a working capital adjustment. We also recognized a pre-tax loss on the sale, subject to final working capital adjustments, of $12.0 million in Selling, general, and administrative expense in the Consolidated Statement of Income.

Fiscal 2017 Acquisitions
Compass Medical, Inc.
On September 16, 2016, we purchased the assets of Compass Medical, Inc., for approximately $16.0 million. The purchase price was financed with credit facility borrowings. Compass Medical, Inc. specialized in the sale and repair of flexible endoscopes. On an annual basis, Compass Medical, Inc. generated revenues of approximately $6.0 million and is being integrated into our Healthcare Specialty Services segment.
Phoenix Surgical Holdings, Ltd. and Endo-Tek LLP
On August 31, 2016, we purchased 100% of the shares of Phoenix Surgical Holdings, Ltd. and the assets of Endo-Tek LLP for approximately $14.3 million combined, net of cash acquired. The purchase price was financed with cash on hand. On an annual basis, these operations, which specialize in the repair of endoscopes, generated approximately $8.0 million in combined revenue. These operations are being integrated into our Healthcare Specialty Services segment.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
(dollars in thousands, except as noted)

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

Fiscal 2017 Divestitures
Netherlands Linen Management Services
On February 9, 2017, we sold our Synergy Health Netherlands Linen Management Services business to EMEA B.V. Annual revenues for Synergy Health Netherlands Linen Management Services were approximately $75 million and were included in the Healthcare Specialty Services segment. We recorded a $42.9 million pre-tax loss on the sale in Selling, general, and administrative expense in the Consolidated Statements of Income as a result of the divestiture. In connection with the divestiture, we entered into a loan agreement with the purchasers to provide financing of up to €15 million for a term of up to 15 years. Loans carry an interest rate of 4 percent for the first four years and 12 percent thereafter. No borrowings were outstanding at December 31, 2017.
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
Synergy Health Labs
On September 2, 2016 we sold Synergy Health Laboratory Services to SYNLAB International. Annual revenues for the Synergy Health Labs were approximately $15 million and were included in the Applied Sterilization Technologies segment. We recorded proceeds of $26.3 million, net of cash divested, and recognized a pre-tax gain on the sale of $18.7 million in Selling, general, and administrative expense in the Consolidated Statement of Income.
Applied Infection Control
On August 31, 2016 we completed the sale of our Applied Infection Control ("AIC") product line to DEB USA, Inc., a wholly-owned subsidiary of S.C Johnson & Son, Inc. Annual revenues for the AIC product line were typically less than $50 million and were included in the Healthcare Products segment. We recorded proceeds of $41.8 million and recognized a pre-tax gain on the sale of $36.2 million in Selling, general, and administrative expense in the Consolidated Statement of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
(dollars in thousands, except as noted)

UK Linen Management Services
On July 1, 2016 we sold our Synergy Health UK Linen Management Services business to STAR Mayan Limited. Annual revenues for the UK Linen Management Services were approximately $50 million and were included in the Healthcare Specialty Services segment. We recorded proceeds of $65.4 million, net of cash divested, and recognized a pre-tax loss on the sale of $66.4 million after allocation of a portion of the identified intangibles and goodwill associated with the Combination in Selling, general, and administrative expense in the Consolidated Statement of Income.
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

	December 31, 2017	March 31, 2017
Raw materials	$85,446	$65,300
Work in process	32,670	26,538
Finished goods	140,003	140,559
LIFO reserve	(17,640)	(16,706)
Reserve for excess and obsolete inventory	(20,984)	(17,854)
Inventories, net	$219,495	$197,837

4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	December 31, 2017	March 31, 2017
Land and land improvements (1)	$49,584	$46,848
Buildings and leasehold improvements	411,168	393,692
Machinery and equipment	515,353	508,247
Information systems	137,208	119,920
Radioisotope	471,903	436,787
Construction in progress (1)	147,363	77,421
Total property, plant, and equipment	1,732,579	1,582,915
Less: accumulated depreciation and depletion	(748,738)	(667,007)
Property, plant, and equipment, net	$983,841	$915,908

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
(dollars in thousands, except as noted)

5. Debt
Indebtedness was as follows:

	December 31, 2017	March 31, 2017
Private Placement	$980,773	$960,684
Deferred financing costs	(3,539)	(3,927)
Credit Agreement	442,815	521,604
Total long term debt	$1,420,049	$1,478,361
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017 dated May 26, 2017.
6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2017	March 31, 2017
Accrued payroll and other related liabilities:
Compensation and related items	$18,878	$29,777
Accrued vacation/paid time off	11,473	8,651
Accrued bonuses	25,693	20,715
Accrued employee commissions	13,146	16,201
Other postretirement benefit obligations-current portion	2,187	2,187
Other employee benefit plans obligations-current portion	1,430	1,044
Total accrued payroll and other related liabilities	$72,807	$78,575
Accrued expenses and other:
Deferred revenues	$77,212	$71,020
Self-insured risk reserves-current portion	8,550	6,633
Accrued dealer commissions	15,130	16,122
Accrued warranty	6,629	6,861
Asset retirement obligation-current portion	1,350	—
Other	56,533	54,253
Total accrued expenses and other	$165,404	$154,889
Other liabilities:
Self-insured risk reserves-long-term portion	$15,584	$15,584
Other postretirement benefit obligations-long-term portion	13,082	13,821
Defined benefit pension plans obligations-long-term portion	26,809	27,234
Other employee benefit plans obligations-long-term portion	3,643	3,661
Accrued long-term income taxes	10,927	2,089
Asset retirement obligation-long-term portion	9,445	9,953
Other	16,949	10,331
Total other liabilities	$96,439	$82,673

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
(dollars in thousands, except as noted)

7. Income Tax Expense
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The SEC staff issued Staff Accounting Bulletin No.118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118, provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Our accounting for the various elements of the TCJA is incomplete. However, in accordance with SAB 118 guidance, we were able to make what we believe to be reasonable estimates of certain effects and therefore, have recorded a provisional net tax benefit of approximately $25,680 related to the reduction of the U.S. federal corporate income tax rate and the deemed repatriation transition tax. This provisional adjustment was recorded as a discrete item in the period ended December 31, 2017. While we were able to make what we believe to be reasonable estimates of the tax rate reduction and transition tax effects, both items may be affected by other analyses related to the TCJA as well as actual activities to occur in the remainder of the Company’s fiscal year. We are continuing to gather information and will reflect final effects within the measurement period permitted by SAB 118.
Our accounting for the remaining elements of the TCJA is incomplete, as we are not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments were recorded for those remaining elements in the period ended December 31, 2017.
The effective income tax rates for the three month periods ended December 31, 2017 and 2016 were (3.7)% and 128.1%, respectively. The effective income tax rates for the nine month periods ended December 31, 2017 and 2016 were 14.0% and 38.4%, respectively. During the current year, the tax rates were significantly reduced due to the initially calculated impact from the TCJA. The fiscal 2017 periods were unfavorably impacted by non-deductible goodwill impairment charges occurring in the third quarter.
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
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local tax authorities, as well as non-United States jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2015 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2012. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse effect on our consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
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
For the Three and Nine Months Ended December 31, 2017 and 2016
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
For the three and nine months ended December 31, 2017, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues:
Healthcare Products	$324,895	$324,529	$916,053	$913,882
Healthcare Specialty Services	117,389	129,178	346,934	418,814
Life Sciences	90,895	78,631	261,291	241,548
Applied Sterilization Technologies	128,721	114,436	379,745	357,323
Total revenues	$661,900	$646,774	$1,904,023	$1,931,567
Segment operating income:
Healthcare Products	$64,033	$65,708	$153,763	$152,531
Healthcare Specialty Services	6,524	1,903	21,841	5,746
Life Sciences	27,164	23,880	76,625	70,595
Applied Sterilization Technologies	43,195	36,647	127,787	118,595
Corporate	(3,506)	(2,420)	(13,573)	(9,143)
Total segment operating income	$137,410	$125,718	$366,443	$338,324
Less: Adjustments
Restructuring charges (1)	$78	$18	$156	$220
Amortization of acquired intangible assets (2)	16,700	5,598	50,173	42,908
Acquisition and integration related charges (3)	4,428	7,032	11,850	18,893
Loss on fair value adjustment of acquisition related contingent consideration (2)	—	—	—	1,850
Net loss on divestiture of businesses (2)	11,405	28,969	12,538	42,771
Amortization of inventory and property "step up" to fair value (2)	627	(139)	1,895	4,357
Goodwill impairment loss (4)	—	58,356	—	58,356
Total operating income	$104,172	$25,884	$289,831	$168,969
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
(4) For more information related to our goodwill impairment loss, see our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017.

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
(dollars in thousands, except as noted)

The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
Denominator (shares in thousands):	2017	2016	2017	2016
Weighted average shares outstanding—basic	85,004	85,074	85,097	85,654
Dilutive effect of share equivalents	715	451	672	472
Weighted average shares outstanding and share equivalents—diluted	85,719	85,525	85,769	86,126
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(shares in thousands)	2017	2016	2017	2016
Number of share options	294	683	426	558
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
11. Repurchases of Ordinary Shares
On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. During the first nine months of fiscal 2018, we repurchased 436,547 of our ordinary shares for the aggregate amount of $38,171 pursuant to this authorization.
During the first nine months of fiscal 2018, we obtained 114,809 of our ordinary shares in the aggregate amount of $6,197 in connection with share based compensation award programs.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
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
Stock options provide the right to purchase our shares at the market price on the date of grant, subject to the terms of the option plan and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire ten years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of December 31, 2017, 4,994,447 shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during the first nine months of fiscal 2018 and 2017:

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
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2017	1,945,274	$50.28
Granted	429,360	77.75
Exercised	(267,687)	34.37
Forfeited	(17,497)	67.13
Outstanding at December 31, 2017	2,089,450	$57.82	6.7 years	$61,946
Exercisable at December 31, 2017	1,201,768	$47.97	5.4 years	$47,473
We estimate that 869,452 of the non-vested stock options outstanding at December 31, 2017 will ultimately vest.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
(dollars in thousands, except as noted)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $87.47 closing price of our ordinary shares on December 31, 2017 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first nine months of fiscal 2018 and fiscal 2017 was $12,495 and $4,160, respectively. Net cash proceeds from the exercise of stock options were $9,080 and $3,221 for the first nine months of fiscal 2018 and fiscal 2017, respectively.
The weighted average grant date fair value of stock option grants was $15.51 and $13.42 for the first nine months of fiscal 2018 and fiscal 2017, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of December 31, 2017 and 2016 was $1,733 and $1,736, respectively.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2017	780,526	34,013	$60.87
Granted	233,107	23,259	77.93
Vested	(206,388)	(21,181)	54.86
Forfeited	(33,758)	(660)	68.73
Non-vested at December 31, 2017	773,487	35,431	$67.64
Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and restricted share units that vested during the first nine months of fiscal 2018 was $12,484.
As of December 31, 2017, there was a total of $40,019 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.2 years.
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
Changes in our warranty liability during the first nine months of fiscal 2018 were as follows:

Warranties
Balance, March 31, 2017	$6,861
Warranties issued during the period	8,953
Settlements made during the period	(9,185)
Balance, December 31, 2017	$6,629

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
(dollars in thousands, except as noted)

We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $33,311 and $34,264 as of December 31, 2017 and March 31, 2017, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenue is excluded from the table presented above.
14. Derivatives and Hedging
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the first nine months of fiscal 2018, we also entered into forward foreign currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2018. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At December 31, 2017, we held foreign currency forward contracts to buy 128.6 million Mexican pesos, 13.7 million Canadian dollars and 3.8 million Brazilian reais; and to sell 3.8 million euros and 1.6 million British pounds sterling. At December 31, 2017, we held commodity swap contracts to buy 177.2 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	December 31, 2017	March 31, 2017	December 31, 2017	March 31, 2017
Prepaid & Other	$502	$160	$—	$—
Accrued expenses and other	—	—	839	35
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended December 31,		Nine Months Ended December 31,
		2017	2016	2017	2016
Foreign currency forward contracts	Selling, general and administrative	$(842)	$(945)	$(1,358)	$(2,495)
Commodity swap contracts	Cost of revenues	$200	$(24)	$226	$392
Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $66.4 million at December 31, 2017. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
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
The following table shows the fair value of our financial assets and liabilities at December 31, 2017 and March 31, 2017:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	December 31	March 31	December 31	March 31	December 31	March 31	December 31	March 31
Assets:
Cash and cash equivalents	$283,844	$282,918	$283,844	$282,918	$—	$—	$—	$—
Forward and swap contracts (1)	502	160	—	—	502	160	—	—
Investments (2)	$19,172	12,552	19,172	12,552	—	—	—	—
Liabilities:
Forward and swap contracts (1)	$839	$35	$—	$—	$839	$35	$—	$—
Deferred compensation plans (2)	1,818	1,677	1,818	1,677	—	—	—	—
Long term debt (3)	1,420,049	1,478,361	—	—	1,443,978	1,496,966	—	—
Contingent consideration obligations (4)	8,113	4,451	—	—	—	—	8,113	4,451
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2017 are summarized as follows:

Contingent Consideration
Balance at March 31, 2017	$4,451
Additions	5,310
Payments	(1,735)
Currency translation adjustments	87
Balance at December 31, 2017	$8,113
Information regarding our investments is as follows:

			Investments at December 31, 2017 and March 31, 2017
	Cost		Unrealized Gains (1)		Unrealized Losses (1)		Fair Value
	December 31	March 31	December 31	March 31	December 31	March 31	December 31	March 31
Available-for-sale securities:
Marketable equity securities and other	$11,037	$11,037	$6,418	$—	$—	$(72)	$17,455	$10,965
Mutual funds	1,069	1,091	648	496	—	—	1,717	1,587
Total available-for-sale securities	$12,106	$12,128	$7,066	$496	$—	$(72)	$19,172	$12,552

(1) Amounts reported include the impact of currency movements relative to the U.S. dollar.
16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and nine months ended December 31, 2017 were as follows:

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$1,949	$178	$(3,163)	$(2,355)	$(78,845)	$(238,525)	$(80,059)	$(240,702)
Other Comprehensive Income (Loss) before reclassifications	2,729	4,474	120	360	22,742	182,422	25,591	187,256
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	9	35	(524)	(1,572)	—	—	(515)	(1,537)
Net current-period Other Comprehensive Income (Loss)	2,738	4,509	(404)	(1,212)	22,742	182,422	25,076	185,719
Balance at December 31, 2017	$4,687	$4,687	$(3,567)	$(3,567)	$(56,103)	$(56,103)	$(54,983)	$(54,983)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2017 and 2016
(dollars in thousands, except as noted)

Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and nine months ended December 31, 2016 were as follows:

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$(767)	$(673)	$4,328	$5,108	$(97,589)	$(72,594)	$(94,028)	$(68,159)
Other Comprehensive Income (Loss) before reclassifications	(68)	(199)	102	308	(180,084)	(205,079)	(180,050)	(204,970)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	13	50	(493)	(1,479)	—	—	(480)	(1,429)
Net current-period Other Comprehensive Income (Loss)	(55)	(149)	(391)	(1,171)	(180,084)	(205,079)	(180,530)	(206,399)
Balance at December 31, 2016	$(822)	$(822)	$3,937	$3,937	$(277,673)	$(277,673)	$(274,558)	$(274,558)

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of STERIS plc

We have reviewed the consolidated balance sheet of STERIS plc and subsidiaries (“the Company”) as of December 31, 2017, and the related consolidated statements of income, comprehensive income and cash flows for the three-month and nine-month periods ended December 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management.

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
February 8, 2018

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the third quarter and first nine months of fiscal 2018 and fiscal 2017. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.
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
Our mission is to help our Customers create a healthier and safer world by providing innovative healthcare and life science product and service solutions around the globe. Our dedicated employees around the world work together to supply a broad range of solutions by offering a combination of consumables, services and capital equipment to healthcare, pharmaceutical, and medical device Customers.
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
During fiscal 2017, we purchased Medisafe Holdings Ltd., a United Kingdom manufacturer of washer/disinfector equipment and related consumables and services. The purchase provides washer manufacturing and research and development capabilities in the U.K. We also completed several other minor purchases in fiscal 2018 and 2017 that expand our product and service offerings to our Customers.
During the first nine months of fiscal 2018, we divested our Synergy Health Healthcare Consumable Solutions ("HCS") business with annual revenues of approximately $40 million. During the first nine months of fiscal 2017, we divested our Applied Infection Control ("AIC") product line (annual revenues of approximately $50 million) and three businesses acquired in the Combination with Synergy consisting of: the UK Linen Management Services business (annual revenues of approximately $50 million), US Linen Management Services business (annual revenues of approximately $50 million), and Synergy Health Laboratory Services (annual revenues of approximately $15 million).

U.S. Tax Reform. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending March 31, 2018, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of non-U.S. subsidiaries which is payable over eight years, (2) bonus depreciation that will allow for full expensing of qualified property and (3) reduction of the U.S. federal corporate tax rate. The TCJA reduces the federal corporate income tax rate to 21.0 percent beginning January 1, 2018. Section 15 of the Internal Revenue Code stipulates that our fiscal year ending March 31, 2018, will have a U.S. blended corporate income tax rate of approximately 31.5 percent, which is based on the applicable tax rates before and after the TCJA and the number of days in the fiscal year.
The TCJA also establishes new tax laws that may affect the Company’s fiscal year 2019 and forward, including, but not limited to, (1) reduction of the U.S. federal corporate income tax rate as noted above; (2) elimination of the corporate alternative minimum tax (AMT); (3) the creation of the base erosion anti-abuse tax (BEAT), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from non-U.S. subsidiaries; (5) a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits ("FTCs") and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of FTCs to reduce the U.S. income tax liability; and (10) limitations on net operating losses (NOLs) generated after December 31, 2017, to 80.0 percent of taxable income.
Highlights. Revenues for the third quarter of fiscal 2018 were $661.9 million, representing an increase of 2.3% over the third quarter of fiscal 2017 revenues of $646.8 million. The fiscal 2018 increase is primarily attributable to organic revenue growth and the positive impact of currencies, which was offset by the negative impact of the recent divestitures. Revenues for the first nine months of fiscal 2018 were $1,904.0 million, representing a decrease of 1.4% over the revenues for the first nine months of fiscal 2017 of $1,931.6 million. The fiscal 2018 decrease was primarily attributable to the recent divestitures, which more than offset organic revenue growth within all business segments, the favorable impact of our recent acquisitions and the positive impact of fluctuations in currencies.
Gross margin percentage for the third quarter of fiscal 2018 was 42.1% compared with 39.8% for the third quarter of fiscal 2017. Gross margin percentage for the first nine months of fiscal 2018 was 42.1% compared with 38.6% for the first nine months of fiscal 2017. The fiscal 2018 gross margin percentage increases over the prior year periods were primarily due to the favorable impact of the divestitures of lower margin operations, favorable mix and pricing, which were slightly offset by the negative impact of fluctuations in currencies.
Operating income during the third quarter of fiscal 2018 was $104.2 million compared to $25.9 million for the third quarter of fiscal 2017. Operating income during the first nine months of fiscal 2018 was $289.8 million, compared to $169.0 million for the first nine months of fiscal 2017. The fiscal 2017 periods include the goodwill impairment loss of $58.4 million relative to the Synergy Health Netherlands linen management unit recorded in the third quarter of fiscal 2017 and a more significant net loss recognized on the divestitures of certain non-core assets. In addition to these prior year charges, the fiscal 2018 increases over the prior year periods were also attributable to margin improvements, and lower acquisition related expenses.
Cash flows from operations were $327.9 million and free cash flow was $216.4 million in the first nine months of fiscal 2018 compared to cash flows from operations of $289.4 million and free cash flow of $182.0 million in the first nine months of fiscal 2017 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2018 increases in cash flows from operations and free cash flow were primarily due to higher earnings and lower requirements to fund operating assets and liabilities.
Our debt-to-total capital ratio was 31.4% at December 31, 2017 and 34.6% at March 31, 2017. During the first nine months of fiscal 2018, we declared and paid quarterly cash dividends of $0.90 per ordinary share.
Additional information regarding our financial performance during the third quarter and first nine months of fiscal 2018 is included in the subsection below titled “Results of Operations.”

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
The following table summarizes the calculation of our free cash flow for the nine months ended December 31, 2017 and 2016:

	Nine Months Ended December 31,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$327,855	$289,405
Purchases of property, plant, equipment and intangibles, net	(113,511)	(112,225)
Proceeds from the sale of property, plant, equipment and intangibles	2,094	4,785
Free cash flow	$216,438	$181,965
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and first nine months of fiscal 2018 compared with the same fiscal 2017 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three and nine months ended December 31, 2017 to the revenues for the three and nine months ended December 31, 2016:

	Three Months Ended December 31,
(dollars in thousands)	2017	2016	Change	Percent Change

Total revenues	$661,900	$646,774	$15,126	2.3%

Revenues by type:
Service revenues	352,439	344,514	7,925	2.3%
Consumable revenues	147,516	134,117	13,399	10.0%
Capital equipment revenues	161,945	168,143	(6,198)	(3.7)%

Revenues by geography:
United Kingdom revenues	50,902	52,316	(1,414)	(2.7)%
United States revenues	465,228	447,573	17,655	3.9%
Other foreign revenues	145,770	146,885	(1,115)	(0.8)%

	Nine Months Ended December 31,
(dollars in thousands)	2017	2016	Change	Percent Change

Total revenues	$1,904,023	$1,931,567	$(27,544)	(1.4)%

Revenues by type:
Service revenues	1,034,400	1,065,341	(30,941)	(2.9)%
Consumable revenues	436,619	419,358	17,261	4.1%
Capital equipment revenues	433,004	446,868	(13,864)	(3.1)%

Revenues by geography:
United Kingdom revenues	158,211	176,124	(17,913)	(10.2)%
United States revenues	1,334,895	1,326,190	8,705	0.7%
Other foreign revenues	410,917	429,253	(18,336)	(4.3)%
Quarter over Quarter Comparison
Revenues increased $15.1 million, or 2.3%, to $661.9 million for the three months ended December 31, 2017, as compared to $646.8 million for the same period in the prior year. This increase was primarily attributable to organic growth and the positive impact of currencies, which was offset by the negative impact of our recent divestitures.
Consumable revenues increased 10.0% in the third quarter of fiscal 2018 as compared to third quarter of fiscal 2017, reflecting growth within the Healthcare Products and Life Sciences business segments. Service revenues increased by 2.3%, as increases in other service offerings more than offset the impact of divestitures. Capital equipment revenues decreased 3.7%, as growth in the Life Sciences business segment was offset by a decline in the Healthcare Products segment.
United Kingdom revenues slightly decreased $1.4 million, or 2.7%, to $50.9 million for the three months ended December 31, 2017, as compared to $52.3 million for the same period in the prior year. This decrease was primarily due to declines in capital equipment, consumable and product revenues as we divested HCS in the third quarter of fiscal 2018.
United States revenues increased $17.7 million, or 3.9%, to $465.2 million for the three months ended December 31, 2017, as compared to $447.6 million for the same period in the prior year. Strength in service offerings, Healthcare Products consumable revenues, and Life Sciences capital equipment and consumable revenues more than offset the impact of the fiscal 2017 divestitures and a decline in Healthcare Products capital equipment revenues.

Revenues from other foreign locations decreased $1.1 million, or 0.8%, to $145.8 million for the three months ended December 31, 2017, as compared to $146.9 million for the same period in the prior year, primarily due to the fiscal 2017 divestiture of Netherlands Linen Management Services and a decline in Healthcare Products capital equipment revenues in Canada which more than offset growth within the Latin American region.
First Nine Months over First Nine Months Comparison
Revenues decreased $27.5 million, or 1.4%, to $1,904.0 million for the nine months ended December 31, 2017, as compared to $1,931.6 million for the same period in the prior year. This decrease was primarily attributable to the recent divestitures, which more than offset organic revenue growth within all business segments, the favorable impact of our recent acquisitions and the positive impact of fluctuations in currencies.
Consumable revenues increased 4.1% in the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017, reflecting growth within the Healthcare Products and Life Sciences business segments which more than offset the impact of the divestiture of the AIC product line and HCS within the Healthcare Products segment. Capital equipment revenues decreased 3.1%, reflecting a decline within the Healthcare Products business segment which was offset by growth within the Healthcare Specialty Services and Life Sciences business segments. Service revenues decreased 2.9% in the first nine months of fiscal 2018, as compared to the same period in fiscal 2017, as the impact of divestitures more than offset increases in other service offerings.
United Kingdom revenues decreased $17.9 million, or 10.2%, to $158.2 million for the nine months ended December 31, 2017, as compared to $176.1 million for the same period in the prior year, reflecting decline in service revenues, primarily resulting from our fiscal 2017 divestitures of Synergy Health Laboratory Services and Synergy Health UK Linen Management Services.
United States revenues increased $8.7 million, or 0.7%, to $1,334.9 million for the nine months ended December 31, 2017, as compared to $1,326.2 million for the same period in the prior year, as strength in Life Sciences capital equipment, consumable revenues and service offerings within all business segments more than offset the impact of the fiscal 2017 divestitures and a decline in Healthcare Products capital equipment revenues.
Revenues from other foreign locations decreased $18.3 million, or 4.3%, to $410.9 million for the nine months ended December 31, 2017, as compared to $429.3 million in the nine months ended December 31, 2016, primarily due to the divestiture of Netherlands Linen Management Services, which more than offset growth in Canada and in the Asia Pacific and Latin America regions.

Gross Profit. The following table compares our gross profit for the three and nine months ended December 31, 2017 to the three and nine months ended December 31, 2016:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2017	2016
Gross profit:
Product	$146,850	$149,381	$(2,531)	(1.7)%
Service	131,738	108,228	23,510	21.7%
Total gross profit	$278,588	$257,609	$20,979	8.1%
Gross profit percentage:
Product	47.5%	49.4%
Service	37.4%	31.4%
Total gross profit percentage	42.1%	39.8%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2017	2016
Gross profit:
Product	$411,156	$415,538	$(4,382)	(1.1)%
Service	390,314	329,969	60,345	18.3%
Total gross profit	$801,470	$745,507	$55,963	7.5%
Gross profit percentage:
Product	47.3%	48.0%
Service	37.7%	31.0%
Total gross profit percentage	42.1%	38.6%
Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the third quarter of fiscal 2018 was 42.1% compared to the gross profit percentage for the third quarter of fiscal 2017 of 39.8%. The increase in our gross profit percentage was primarily due to the favorable impact of divestitures of lower margin operations (170 basis points), favorable pricing (60 basis points) and favorable mix and other (50 basis points) which was offset by the negative impact of currencies (40 basis points) and decline in volume (10 basis points).
Gross profit percentage for the first nine months of fiscal 2018 was 42.1% compared to the gross profit percentage for the first nine months of fiscal 2017 of 38.6%. The increase in our gross profit percentage was primarily due to the favorable impact of divestitures of lower margin operations (250 basis points), favorable mix and other (80 basis points), favorable pricing (40 basis points) and our recent acquisitions (10 basis points) which was offset by the negative impact of currencies (20 basis points) and decline in volume (10 basis points).
Operating Expenses. The following table compares our operating expenses for the three and nine months ended December 31, 2017 to the three and nine months ended December 31, 2016:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2017	2016
Operating expenses:
Selling, general, and administrative	$159,143	$158,760	$383	0.2%
Goodwill impairment loss	—	58,356	(58,356)	NM
Research and development	15,195	14,591	604	4.1%
Restructuring expenses	78	18	60	NM
Total operating expenses	$174,416	$231,725	$(57,309)	(24.7)%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2017	2016
Operating expenses:
Selling, general, and administrative	$468,310	$474,326	$(6,016)	(1.3)%
Goodwill impairment loss	—	58,356	(58,356)	NM
Research and development	43,173	43,636	(463)	(1.1)%
Restructuring expenses	156	220	(64)	NM
Total operating expenses	$511,639	$576,538	$(64,899)	(11.3)%
NM - Not meaningful.

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 0.2% during the third quarter of fiscal 2018 over the same fiscal 2017 period. The increase was primarily attributable to higher amortization expense related to purchased intangible assets and an increase in compensation expense resulting from a higher anticipated annual bonus payout percentage in the fiscal 2018 period. SG&A decreased 1.3% during the first nine months of fiscal 2018 over the same fiscal 2017 period. The decrease during the first nine months of the fiscal 2018 period over the same fiscal 2017 period was primarily attributable to lower acquisition and integration costs.
Goodwill impairment loss. Goodwill impairment loss was $58.4 million for the three and nine month periods ending December 31, 2016, as a result of our annual goodwill impairment review in the third quarter relative to the Synergy Health Netherlands linen management unit.
Research and Development. Research and development expenses increased 4.1% during the third quarter of fiscal 2018 over the same fiscal 2017 period. Research and development expenses decreased 1.1% during the first nine months of fiscal 2018 over the same fiscal 2017 period. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first nine months of fiscal 2018, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
(dollars in thousands)	2017	2016	Change
Non-operating expenses, net:
Interest expense	$12,461	$10,980	$1,481
Interest income and miscellaneous expense	(225)	(539)	314
Non-operating expenses, net	$12,236	$10,441	$1,795

	Nine Months Ended December 31,
(dollars in thousands)	2017	2016	Change
Non-operating expenses, net:
Interest expense	$37,610	$32,975	$4,635
Interest income and miscellaneous expense	(1,316)	(1,317)	1
Non-operating expenses, net	$36,294	$31,658	$4,636
Interest expense increased $1.5 million during the third quarter of fiscal 2018 over the same fiscal 2017 period. Interest expense increased $4.6 million during the first nine months of fiscal 2018 over the same fiscal 2017 period. These increases were primarily due to an increase in the proportion of higher-cost, fixed rate debt following the issuance and sale of senior notes in a private placement to certain investors on February 27, 2017. Additionally, the weighted average floating interest rate was higher during the fiscal 2018 periods as compared to the same fiscal 2017 periods.
Income Tax Expense. The following tables compare our income tax expense and effective income tax rates for the three and nine months ended December 31, 2017 and December 31, 2016:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2017	2016
Income tax expense	$(3,404)	$19,790	$(23,194)	(117.2)%
Effective income tax rate	(3.7)%	128.1%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2017	2016
Income tax expense	$35,538	$52,745	$(17,207)	(32.6)%
Effective income tax rate	14.0%	38.4%
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The SEC staff issued Staff Accounting Bulletin No.118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118, provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Our accounting for the various elements of the TCJA is incomplete. However, in accordance with SAB 118 guidance, we were able to make what we believe to be reasonable estimates of certain effects and therefore recorded a provisional net tax benefit of approximately $25.7 million related to the reduction of the U.S. federal corporate income tax rate and the deemed repatriation transition tax. This provisional adjustment was recorded as a discrete item in the period ended December 31, 2017. While we were able to make what we believe to be reasonable estimates of the tax rate reduction and transition tax effects, both items may be affected by other analyses related to the TCJA as well as actual activities to occur in the remainder of the Company’s fiscal year. We are continuing to gather information and will reflect final effects within the measurement period permitted by SAB 118.
Our accounting for the remaining elements of the TCJA is incomplete, as we are not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustments for those remaining elements were recorded in the period ended December 31, 2017.
The effective income tax rates for the three month periods ended December 31, 2017 and 2016 were (3.7)% and 128.1%, respectively. The effective income tax rates for the nine month periods ended December 31, 2017 and 2016 were 14.0% and 38.4%, respectively. During the current year, the tax rates were significantly reduced due to the initially calculated impact from the TCJA. The fiscal 2017 periods were unfavorably impacted by non-deductible goodwill impairment charges occurring in the third quarter.
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
For both the three and nine month periods ended December 31, 2017, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017.
The following table compares business segment revenues, segment operating income and total operating income for the three and nine months ended December 31, 2017 and 2016:

(dollars in thousands)	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues:
Healthcare Products	$324,895	$324,529	$916,053	$913,882
Healthcare Specialty Services	117,389	129,178	346,934	418,814
Life Sciences	90,895	78,631	261,291	241,548
Applied Sterilization Technologies	128,721	114,436	379,745	357,323
Total revenues	$661,900	$646,774	$1,904,023	$1,931,567
Segment operating income:
Healthcare Products	$64,033	$65,708	$153,763	$152,531
Healthcare Specialty Services	6,524	1,903	21,841	5,746
Life Sciences	27,164	23,880	76,625	70,595
Applied Sterilization Technologies	43,195	36,647	127,787	118,595
Corporate	(3,506)	(2,420)	(13,573)	(9,143)
Total segment operating income	$137,410	$125,718	$366,443	$338,324
Less: Adjustments
Restructuring charges (1)	$78	$18	$156	$220
Amortization of acquired intangible assets (2)	16,700	5,598	50,173	42,908
Acquisition and integration related charges (3)	4,428	7,032	11,850	18,893
Loss on fair value adjustment of acquisition related contingent consideration (2)	—	—	—	1,850
Net loss on divestiture of businesses (2)	11,405	28,969	12,538	42,771
Amortization of inventory and property "step up" to fair value (2)	627	(139)	1,895	4,357
Goodwill impairment loss (4)	—	58,356	—	58,356
Total operating income	$104,172	$25,884	$289,831	$168,969

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
(4) For more information related to our goodwill impairment loss, see our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017.

Healthcare Product revenues increased 0.1% to $324.9 million for the quarter ended December 31, 2017, as compared to $324.5 million in the same prior year period. Fiscal 2018 third quarter revenues reflect increases of 5.8% and 9.3% in service and consumable revenues, respectively, which were offset by a 9.0% decrease in capital equipment revenues. Healthcare Product revenues increased 0.2% to $916.1 million for the nine months ended December 31, 2017, as compared to $913.9 million in the same prior year period. The first nine months of fiscal 2018 revenues reflect increases of 7.2% and 2.3% in service and consumable revenues, respectively, which were offset by a 5.6% decrease in capital equipment revenues. The fiscal 2018 increases in service and consumable revenues reflect organic growth in both fiscal 2018 quarter-to-date and year-to-date periods over the same prior year periods. The fiscal 2018 declines in capital equipment revenues are due to lower shipment volumes attributable to timing. At December 31, 2017, the Healthcare Products segment’s backlog amounted to $158.9 million, increasing $8.7 million, or 5.8%, compared to the backlog of $150.2 million at December 31, 2016.
Healthcare Specialty Services revenues decreased 9.1% to $117.4 million for the quarter ended December 31, 2017, as compared to $129.2 million in the same prior year period. Healthcare Specialty Services revenues decreased 17.2% to $346.9 million for the nine months ended December 31, 2017, as compared to $418.8 million in the same prior year period. The fiscal 2017 divestiture of all Linen Management Services more than offset strong organic growth in both fiscal 2018 periods over the same fiscal 2017 periods. Fluctuations in currencies had a favorable impact on the quarter-to-date period but an unfavorable impact on the year-to-date comparisons.
Life Sciences revenues increased 15.6% to $90.9 million for the quarter ended December 31, 2017, as compared to $78.6 million for the same prior year period. This increase reflects growth in capital equipment, consumable and service revenues, of 33.1%, 11.6%, and 7.9%, respectively. Life Sciences revenues increased 8.2% to $261.3 million for the first nine months ended December 31, 2017, as compared to $241.5 million for the same prior year period. This increase reflects growth in capital equipment, consumable and service revenues of 9.6%, 7.1% and 8.5%, respectively. The fiscal 2018 quarter-to-date and year-to-date period increases reflect organic growth and the positive impact of fluctuations in currencies. At December 31, 2017, the Life Sciences segment’s backlog amounted to $67.1 million, increasing 42.7% or $20.1 million, compared to the backlog of $47.0 million at December 31, 2016.
Applied Sterilization Technologies segment revenues increased 12.5% to $128.7 million for the quarter ended December 31, 2017, as compared to $114.4 million for the same prior year period. Applied Sterilization Technologies segment revenues increased 6.3% to $379.7 million for the nine months ended December 31, 2017, as compared to $357.3 million for the same prior year period. Fiscal 2018 revenues increased primarily due to strong organic growth, and positive impact of fluctuations in currencies. The fiscal 2017 divestiture of Synergy Health Labs partially offset these favorable factors in the year-to-date period.

The Healthcare Products segment’s operating income decreased $1.7 million to $64.0 million for the quarter ended December 31, 2017, as compared to $65.7 million in the same prior year period. The segment's operating margins were 19.7% and 20.2% for the third quarter of fiscal 2018 and fiscal 2017, respectively. The slight decrease in the operating margin percentage for the fiscal 2018 period as compared to the prior year period was primarily due to flat volumes and increased allocated corporate costs. During the first nine months of fiscal 2018, the Healthcare Products segment’s operating income increased $1.2 million to $153.8 million as compared to $152.5 million in the same prior year period. The segment's operating margin was 16.8% for the first nine months of fiscal 2018 compared to 16.7% for the first nine months of fiscal 2017. The slight increase in operating margin for the fiscal 2018 period as compared to the prior year period, was primarily due to organic growth and the favorable impact of the divestiture of the AIC product line, which more than offset the negative impact of fluctuations in currencies.
The Healthcare Specialty Services segment’s operating income increased $4.6 million to $6.5 million for the quarter ended December 31, 2017, as compared to $1.9 million for the same prior year period. The segment's operating margins were 5.6% and 1.5% for the third quarter of fiscal 2018 and fiscal 2017, respectively. During the first nine months of fiscal 2018, the Healthcare Specialty Services segment’s operating income increased $16.1 million to $21.8 million as compared to $5.7 million for the same prior year period. The segment's operating margins were 6.3% and 1.4% for the first nine months of fiscal 2018 and fiscal 2017, respectively. The operating margin increases in the fiscal 2018 periods as compared to the prior year periods was primarily due to increased volume, particularly in North America, and the divestiture of the low margin Linen Management Services operations.
The Life Sciences segment’s operating income increased $3.3 million to $27.2 million for the quarter ended December 31, 2017 as compared to $23.9 million in the same prior year period. The segment’s operating margins were 29.9% and 30.4% for the third quarter of fiscal 2018 and fiscal 2017, respectively. The slight decrease in the operating margin percentage for the fiscal 2018 period compared to the prior year period was primarily due to higher operating expenses. During the first nine months of fiscal 2018, the Life Sciences segment’s operating income increased $6.0 million to $76.6 million as compared to $70.6 million in the same prior year period. The segment’s operating margins were 29.3% and 29.2% for the first nine months of fiscal 2018 and fiscal 2017, respectively. The slight increase in operating margin for the fiscal 2018 period as compared to the prior year period was primarily due to increased volume.
The Applied Sterilization Technologies segment's operating income increased $6.5 million to $43.2 million for the quarter ended December 31, 2017 as compared to $36.6 million during the same prior year period. The segment’s operating margins were 33.6% and 32.0% for the third quarter of fiscal 2018 and fiscal 2017, respectively. The Applied Sterilization Technologies segment's operating income increased $9.2 million to $127.8 million in the first nine months of fiscal 2018 compared to $118.6 million during the same prior year period. The segment’s operating margins were 33.7% and 33.2% in the first nine months of fiscal 2018 fiscal 2017, respectively. The operating margin increases in the fiscal 2018 periods over the same fiscal 2017 periods include the positive impact of fluctuations in currencies and increased volumes.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the three and nine months ended December 31, 2017 and 2016:

	Nine Months Ended December 31,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$327,855	$289,405
Net cash used in investing activities	$(148,833)	$(42,863)
Net cash used in financing activities	$(195,816)	$(208,587)
Debt-to-total capital ratio	31.4%	35.3%
Free cash flow	$216,438	$181,965
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $327.9 million for the first nine months of fiscal 2018, as compared to $289.4 million in net cash provided by operating activities in the first nine months of fiscal 2017. The year over year improvement is primarily due to higher earnings and lower requirements to fund operating assets and liabilities.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $148.8 million for the first nine months of fiscal 2018 compared with $42.9 million for the first nine months of fiscal 2017. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2018 and fiscal 2017:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $113.5 million for the first nine months of fiscal 2018 as compared to $112.2 million during the same prior year period.

•
Proceeds from the sale of business– During the first nine months of fiscal 2018, we received $7.6 million, net of cash divested, in proceeds from the sale of certain non-core businesses. We also received $1.3 million in deferred consideration related to the fiscal 2017 sale of the Synergy Health Laboratory Services. During the first nine months of fiscal 2017, we received $136.3 million, net of cash divested, in proceeds from the sale of certain non-core businesses. For more information, refer to our note 2 to our consolidated financial statements, "Business Acquisitions and Divestitures".

•
Acquisitions of businesses, net of cash acquired – During the first nine months of fiscal 2018, we used $46.3 million, net of cash acquired, for acquisitions as compared to $65.3 million for the same prior year period. For more information on our acquisitions, refer to our Note 2 to our consolidated financial statements, "Business Acquisitions and Divestitures".

•
Purchase of investments – During the first nine months of fiscal 2017, we invested an additional $6.4 million primarily in the common stock of Servizi Italia, S.p.A., a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers.

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $195.8 million for the first nine months of fiscal 2018 compared with net cash used in financing activities of $208.6 million for the first nine months of fiscal 2017. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2018 and fiscal 2017:

•
Payments on long-term obligations - Payments on long-term obligations totaled $22.5 million in the first nine months of fiscal 2018 as compared to $15.0 million in the first nine months of fiscal 2017.

•
Proceeds (payments) under credit facility, net – Net payments on credit facilities totaled $58.7 million in the first nine months of fiscal 2018 compared to net payments of $30.9 million in the first nine months of fiscal 2017.

•
Repurchases of ordinary shares – During the first nine months of fiscal 2018, we purchased 428,547 of our ordinary shares for an aggregate amount of $37.7 million. During the first nine months of fiscal 2018, we obtained 114,809 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $6.2 million. During the first nine months of fiscal 2017, we purchased 1,254,821 of our ordinary shares for the aggregate amount of $87.9 million. During the first nine months of fiscal 2017, we obtained 160,798 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $7.3 million.

•
Cash dividends paid to ordinary shareholders – During the first nine months of fiscal 2018, we paid total cash dividends of $76.6 million, or $0.90 per outstanding share. During the first nine months of fiscal 2017, we paid total cash dividends of $69.4 million, or $0.81 per outstanding share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first nine months of fiscal 2018 and fiscal 2017, we received cash proceeds totaling $9.1 million and $3.2 million, respectively, under these programs. During the first nine months of fiscal 2018 we also paid dividends in the amount of $1.1 million to minority interest shareholders.

Cash Flow Measures. Free cash flow was $216.4 million in the first nine months of fiscal 2018 compared to $182.0 million in the prior year first nine months (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). Our debt-to-total capital ratio was 31.4% at December 31, 2017 and 35.3% at December 31, 2016.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2017, dated May 26, 2017. We had $442.8 million of outstanding borrowings under the Credit Agreement as of December 31, 2017. There were no letters of credit outstanding under the Credit Agreement at December 31, 2017. Our commercial commitments including letters of credit outstanding under other arrangements were approximately $67.0 million at December 31, 2017 reflecting a net increase of $9.3 million in surety bonds and other commercial commitments from March 31, 2017.
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

Forward-Looking Statements

This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date specified in this Quarterly Report and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS’s other securities filings, including Item 1A of STERIS’s Annual Report on Form 10-K for the year ended March 31, 2017. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in this Quarterly Report or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) STERIS’s ability to meet expectations regarding the accounting and tax treatments of the Combination (the “Combination”) with STERIS Corporation and Synergy Health plc (“Synergy”), (b) the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in connection with the Combination within the expected time-frames or at all and to successfully integrate the operations of the companies, (c) the integration of the operations of the companies being more difficult, time-consuming or costly than expected, (d) operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the Combination, (e) the retention of certain key employees of Synergy being difficult, (f) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (g) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including, changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (h) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (i) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (j) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA, warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (k) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (l) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (m) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provisions of services, (n) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in STERIS’s Annual Report on Form 10-K for the year ended March 31, 2017 and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (o) the impact on STERIS and its operations of the “Brexit” or the exit of other member countries from the EU, (p) the impact on STERIS and its operations of any new legislation, regulations or orders, including, but not limited to any new trade or tax legislations, regulations or orders, that may be implemented by the new U.S. Administration or Congress, or of any responses thereto, (q) the possibility that anticipated financial results or benefits of recent acquisitions, including the Combination, or of STERIS’s restructuring efforts, or of recent divestitures, will not be realized or will be other than anticipated, and (r) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.

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

Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the first nine months of fiscal 2018, we entered into forward currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2018. We have executed forward currency contracts to hedge a portion of results denominated in euros, British pounds sterling, Mexican pesos, Brazilian reais, and Canadian dollars. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million (net of taxes, fees and commissions) of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. During the first nine months of fiscal 2018, we repurchased 436,547 of our ordinary shares pursuant to this authorization. During the first nine months of fiscal 2018, we obtained 114,809 of our ordinary shares in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the third quarter of fiscal 2018 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
October 1-31	88,000		$90.64		88,000	$186,338
November 1-30	84,000		88.16		84,000	178,933
December 1-31	80,000		$88.79		80,000	$171,829
Total	252,000	(1)	89.23	(1)	252,000	171,829
(1) Does not include 12 shares purchased during the quarter at an average price of $89.16 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

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
February 8, 2018