Form 10-K
period 2018-03-31
STERIS plc
filed 2018-05-30
CIK 1624899

United States Securities and Exchange Commission
Washington, D. C. 20549
 ___________________________________________________________________
FORM 10-K
☒ Annual Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended March 31, 2018
OR
☐ Transition Report Pursuant to Section 13 OR 15(d) of The Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-37614
STERIS plc
(Exact name of registrant as specified in its charter)

England and Wales		98-1203539
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

Rutherford House Stephensons Way Chaddesden, Derby, England (Address of principal executive offices)	DE21 6LY (Zip Code)	44 1332 387100 (Registrant’s telephone number including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of Exchange on Which Registered
Ordinary Shares, 10 pence par value	New York Stock Exchange
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒ As of September 30, 2017, the aggregate market value of shares held by non-affiliates of STERIS Corporation (the predecessor issuer pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934), based upon the closing sale price of its shares on September 29, 2017, was approximately $7,420.7 million.
The number of Ordinary Shares outstanding as of May 25, 2018: 84,618,075
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2018 Annual Meeting – Part III

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

PART I
Throughout this Annual Report, STERIS plc and its subsidiaries together are called “STERIS,” “the Company,” “we,” “us,” or “our,” unless otherwise noted. References in this Annual Report to a particular “year,” "fiscal year," or “year-end” mean our fiscal year, which ends on March 31. For example, fiscal year 2018 ended on March 31, 2018.

ITEM 1.	BUSINESS

INTRODUCTION
STERIS plc is a leading provider of infection prevention and other procedural products and services. Our mission is to help our Customers create a healthier and safer world by providing innovative healthcare and life science product and service solutions around the globe. We offer our Customers a unique mix of innovative capital equipment products, such as sterilizers and washers, surgical tables, lights and equipment management systems and connectivity solutions such as operating room integration; consumable products such as detergents and gastrointestinal endoscopy accessories and other products; services, including equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair solutions, laboratory services and outsourced reprocessing.
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
With registered offices located in Derby, England, STERIS plc has approximately 12,000 employees worldwide. Through our field sales and service and a network of dealers and distributors, we serve Customers in more than 100 countries around the world.
We operate and report in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income. Certain minor organizational changes were made to better align with our Customers, resulting in several smaller operations shifting among the segments. The prior period revenues and operating income measures have been recast for comparability.
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
INFORMATION RELATED TO BUSINESS SEGMENTS
Our chief operating decision maker is our President and Chief Executive Officer (“CEO”). The CEO is responsible for performance assessment and resource allocation. The CEO regularly receives discrete financial information about each reportable segment and uses this information to assess performance and allocate resources. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements titled, “Nature of Operations and Summary of Significant Accounting Policies,” of this Annual Report. Segment performance information for fiscal years 2018, 2017, and 2016 is presented in Note 11 to our Consolidated Financial Statements titled, “Business Segment Information” and in Item 7 titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), of this Annual Report.

HEALTHCARE PRODUCTS SEGMENT
Description of Business. Our Healthcare Products segment provides a broad portfolio of infection prevention, procedural and GI solutions including; consumable products, equipment maintenance and installation services, and capital equipment to acute care hospitals, ambulatory surgery centers and GI clinics. These solutions aid our Customers in improving the safety, quality, productivity, and utility consumption of their surgical, sterile processing, gastrointestinal, and emergency environments.
Products Offered. Our solutions include cleaning chemistries and sterility assurance products, accessories for GI procedures, washers, sterilizers and other pieces of capital equipment essential to the operations of a sterile processing department ("SPD") and equipment used directly in the operating room, including surgical tables, lights, equipment management services, and connectivity solutions.
Services Offered. Our Healthcare Products segment service associates install, maintain, upgrade, repair, and troubleshoot capital equipment throughout the world.
Customer Concentration. Our Healthcare Products segment sells consumables, services and capital equipment, to Customers in the United Kingdom, United States and many other countries throughout the world. For the year ended March 31, 2018, no Customer represented more than 10% of the Healthcare Product segment's total revenues.
Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. On a product basis, competitors include 3M, Belimed, Cantel Medical, Ecolab, Getinge, Hill-Rom, Johnson & Johnson, Skytron, and Stryker.
HEALTHCARE SPECIALTY SERVICES SEGMENT
Description of Business. Our Healthcare Specialty Services segment provides a range of solutions and managed services including; hospital sterilization services and instrument and scope repairs to acute care hospitals and other healthcare settings that aid our Customers in improving the safety, quality and productivity of their operations.
Services Offered. Our Healthcare Specialty Services segment provides comprehensive instrument and endoscope repair and maintenance solutions (on-site or at one of our dedicated facilities), custom process improvement consulting and outsourced sterile processing (on-site at the hospital and in off-site reprocessing centers). Linen Management Services were divested during fiscal 2017.
Customer Concentration. Our Healthcare Specialty Services segment offers an array of services to Customers in the United Kingdom, United States and many other countries throughout the world. For the year ended March 31, 2018, no Customer represented more than 10% of the Healthcare Specialty Services segment's total revenues.
Competition. We compete with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited service offerings and operations in one or a limited number of countries. On a service line basis, competitors include Owens & Minor, Stryker, Olympus, Pentax, Karl Storz, Mobile, Northfield, BBraun Sterilog Limited, Berendsen plc, CleanLease (Clean Lease Fortex), Rentex Awé and Rentex Floren.
LIFE SCIENCES SEGMENT
Description of Business.  Our Life Sciences segment designs, manufactures and sells consumable products, equipment maintenance, specialty services and capital equipment primarily to pharmaceutical manufacturers around the world.
Products Offered.  These solutions include formulated cleaning chemistries, barrier products, sterility assurance products, steam and vaporized hydrogen peroxide sterilizers and washer disinfectors.
Services Offered.  Our Life Sciences segment service associates install, maintain, upgrade, repair, and troubleshoot equipment throughout the world. We offer various preventive maintenance programs and repair services to support the effective operation of capital equipment over its lifetime.
Customer Concentration.  Our Life Sciences segment sells consumables, services and capital equipment, to Customers in the United Kingdom, United States and many other countries throughout the world. For the year ended March 31, 2018, no Customer represented more than 10% of the Life Sciences segment’s total revenues.
Competition.  Our Life Sciences segment operates in highly regulated environments where the most intense competition results from technological innovations, product performance, convenience and ease of use, and overall cost-effectiveness. We compete for pharmaceutical Customers with a number of large companies that have significant product portfolios and global reach, as well as a number of small companies with very limited product offerings and operations in one or a limited number of countries. Competitors include Belimed, Ecolab, Fedegari, Getinge, MECO, Stilmas, and Techniplast.

APPLIED STERILIZATION TECHNOLOGIES SEGMENT
Description of Business. Our Applied Sterilization Technologies ("AST") segment provides contract sterilization services through a network of over 50 facilities located in 16 countries. As a technology neutral service provider, we offer unbiased technology assessments dependent on the individual requirements of each product. Our Customers are primarily medical device and pharmaceutical manufacturers.
Services Offered. We offer two main modalities for sterilization: irradiation and gas. Within irradiation, we offer Gamma, electron beam and X-ray technologies. Gamma utilizes radioisotope (cobalt-60). Electron beam and X-ray utilize high energy electrons as their radiation source. Our offerings for gas sterilization are ethylene oxide ("EO") and hydrogen peroxide. In addition, we offer an array of laboratory testing services that complements the manufacturing of sterile products. Our locations are in major population centers and core distribution corridors throughout the Americas, Europe and Asia. Our technical services group supports Customers in all phases of product development, materials testing, and process validation.
Customer Concentration.  Our Applied Sterilization Technologies segment’s services are offered to Customers throughout the world. For the year ended March 31, 2018, no Customer represented more than 10% of the segment’s revenues.
Competition.  Applied Sterilization Technologies operates in a highly regulated industry and competes with Sterigenics International, Inc., other smaller contract sterilization companies and manufacturers that sterilize products in-house.
INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL
Sources and Availability of Raw Materials.  We purchase raw materials, sub-assemblies, components, and other supplies needed in our operations from numerous suppliers in the United States and internationally. The principal raw materials and supplies used in our operations include stainless and carbon steel, organic and inorganic chemicals, fuel, and plastic components. These raw materials and supplies are generally available from several suppliers and in sufficient quantities that we do not currently expect any significant sourcing problems in fiscal 2019. We have long-term supply contracts for certain materials for which there are few suppliers, or those that are single-sourced in certain regions of the world, such as EO and cobalt-60, which are necessary to our AST operations.
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
As of March 31, 2018, we held approximately 380 United States patents and approximately 1,400 in other jurisdictions and had approximately 125 United States patent applications and 350 patent applications pending in other jurisdictions. Patents for individual products extend for varying periods according to the date of filing or grant and legal term of patents in various countries where a patent is obtained. The actual protection a patent provides varies from country to country and depends in part upon the type of patent, the scope of its coverage, and the availability of legal remedies in each country.
Our products are sold around the world under various brand names and trademarks. We consider our brand names and trademarks to be valuable in the marketing of our products. As of March 31, 2018, we had a total of approximately 1,990 trademark registrations worldwide.
Research and Development.  Research and development is an important factor in our long-term strategy. For the years ended March 31, 2018, 2017, and 2016, research and development expenses were $60.8 million, $59.4 million, and $56.7 million, respectively. We incurred these expenses primarily for the research and development of commercial products.
We are focused on introducing products that increase efficiencies for our Customers. We have new products throughout our business, including hydrogen peroxide sterilizers, washer disinfectors, steam sterilizers, consumables, including sterility assurance products, accessories for use in GI procedures and surgical products including the latest generation of operating room integration products.
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
In the past, we have received warning letters, paid civil penalties, conducted product recalls and field corrections, and been subject to other regulatory sanctions. We believe that we are currently compliant in all material respects with applicable regulatory requirements. However, there can be no assurance that future or current regulatory, governmental, or private action will not have a material adverse affect on us or on our performance, results, or financial condition.
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
There can be no assurance that we will develop significant new products or services, or that the new products or services we provide or develop in the future will be more commercially successful than those provided or developed by our competitors. In addition, some of our existing or potential competitors may have greater resources than us. Therefore, a competitor may succeed in developing and commercializing products more rapidly than we do. Competition, as it relates to our business segments and product categories, is discussed in more detail in the section above titled, “Information Related to Business Segments.”

Employees.  As of March 31, 2018, we had approximately 12,000 employees throughout the world. We believe we generally have good relations with our employees.
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
International Operations.  We believe we have opportunity to expand internationally, as we currently serve only a portion of the world that could benefit from our products. Through our subsidiaries, we operate in various international locations. United States revenues represented 70% of our fiscal 2018 revenues. Revenues from the United Kingdom and Europe, Middle East and Africa ("EMEA") were 8% and 13%, respectively, of our fiscal 2018 revenues. The remaining 9% was generated in Canada, the Asia Pacific and Latin American regions.
Also see Note 11 to our Consolidated Financial Statements titled, “Business Segment Information,” and Item 7 of Part II, for a geographic presentation of our revenues for the three years ended March 31, 2018, 2017 and 2016.
We conduct manufacturing in the United States, United Kingdom, Canada, Mexico, Brazil, China and various other European countries. Cost of revenues incurred in currencies other than the United States dollar have represented approximately 40% of our total cost of revenues. There are, in varying degrees, a number of inherent risks to our international operations. We describe some of these risks in Part I, Item 1A of this Annual Report titled, "Risk Factors. We conduct manufacturing, sales, and distribution operations on a worldwide basis and are subject to a variety of risk associated with doing business internationally."
Backlog.  We define backlog as the amount of unfilled capital equipment purchase orders at a point in time. At March 31, 2018, we had a backlog of $193.9 million. Of this amount, $133.0 million and $60.8 million related to our Healthcare Products and Life Sciences segments, respectively. At March 31, 2017, we had backlog orders of $162.9 million. Of this amount, $109.7 million and $53.2 million related to our Healthcare Products and Life Sciences segments, respectively. A significant portion of the backlog orders at March 31, 2018 is expected to ship in the 2019 fiscal year.
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

Executive Officers of the Registrant. The following table presents certain information regarding our executive officers at March 31, 2018. All executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Kathleen L. Bardwell	62	Senior Vice President and Chief Compliance Officer
Karen L. Burton	50	Vice President, Controller and Chief Accounting Officer
Daniel A. Carestio	45	Senior Vice President, Sterilization and Disinfection
Dr. Adrian Coward	48	Senior Vice President, Healthcare Specialty Services
Michiel de Zwaan	46	Vice President and Chief Human Resources Officer
Gulam A. Khan	51	Senior Vice President, Procedural Solutions
Sudhir K. Pahwa	65	Senior Vice President, Infection Prevention Technologies
Walter M Rosebrough, Jr.	64	President and Chief Executive Officer
Renato G. Tamaro	49	Vice President and Corporate Treasurer
Michael J. Tokich	49	Senior Vice President and Chief Financial Officer
J. Adam Zangerle	51	Vice President, General Counsel, and Secretary
The following discussion provides a summary of each executive officer's recent business experience through March 31, 2018:
Kathleen L. Bardwell serves as Senior Vice President and Chief Compliance Officer. She assumed this role in February 2014. From March 2008 to February 2014, she served as Vice President, Chief Compliance Officer. Mrs. Bardwell is a Director of First Financial Bancorp.
Karen L. Burton serves as Vice President, Controller and Chief Accounting Officer. She assumed this role in January 2017. She served as Vice President, Corporate Controller from May 2008 to January 2017.
Daniel A. Carestio serves as Senior Vice President, Sterilization and Disinfection. He assumed this role in February 2018. From August 2015 to February 2018, he served as Senior Vice President, STERIS Applied Sterilization Technologies and Life Sciences. From 2011 to August 2015, he served as Vice President, Sales and Marketing for Isomedix Services and General Manager of Life Sciences.
Dr. Adrian Coward serves as Senior Vice President, Healthcare Specialty Services. He assumed this role in November 2015. From April 2014 to November 2015, he served as Chief Operating Officer of Synergy Health plc. From April 2010 to March 2014, Dr. Coward served as CEO of UK & Ireland of Synergy Health plc.
Michiel de Zwaan serves as Vice President and Chief Human Resources Officer. He assumed this role in September 2017. He served as Senior Vice President and Chief Human Resources Officer at Hill-Rom Inc. from August 2014 through December 2015, and as Vice President of Human Resources, International, at Hill-Rom Europe B.V. from September 2011 through July 2014.
Gulam A. Khan serves as Senior Vice President, Procedural Solutions. He assumed this role in August 2015. He served as Chief Executive Officer of United States Endoscopy Group, Inc. from January 2003, prior to its acquisition by STERIS in August 2012, remaining with STERIS until June 2013. From April 2014 until August 2015, he provided independent consulting services to corporations, including business integration consulting services to STERIS.
Sudhir K. Pahwa serves as Senior Vice President, Infection Prevention Technologies. He assumed this role in February 2014. From December 2008 to February 2014, he served as Vice President and General Manager, Infection Prevention Technologies.
Walter M Rosebrough, Jr. serves as President and Chief Executive Officer. He assumed this role when he joined STERIS in October 2007. Mr. Rosebrough is a Director of Varex Imaging Corporation.
Renato G. Tamaro serves as Vice President and Corporate Treasurer. He assumed this role in August 2017. From March 2006 to July 2017, he served as Assistant Treasurer.
Michael J. Tokich serves as Senior Vice President and Chief Financial Officer. He assumed this role in August 2017. From February 2014 to July 2017, he served as the Senior Vice President, Chief Financial Officer and Treasurer. From March 2008 to February 2014, he served as Senior Vice President and Chief Financial Officer.
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

We maintain significant international operations, including operations in the U.S., Canada, Mexico, Europe, Asia Pacific and Latin America. As a result, we are subject to a number of risks and complications associated with international manufacturing, sales, services, and other operations. These include: risks associated with currency exchange rate fluctuations; difficulties in enforcing agreements and collecting receivables through some foreign legal systems; enhanced credit risks in certain European countries as well as emerging market regions; Customers with longer payment cycles than Customers in the United States; significant variations in tax rates among the countries in which we do business, and tax withholding obligations in respect of our earnings; tax laws that restrict our ability to use tax credits, offset gains, or repatriate funds; tariffs, exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country; general economic and political conditions in countries where we operate or where end users of our products are situated, including the potential implications of the U.K. “Brexit” or the withdrawal from the EU of other member countries; difficulties associated with managing a large organization spread throughout various countries; difficulties in enforcing intellectual property rights or weaker intellectual property right protections in some countries and difficulties associated with compliance with a variety of laws and regulations governing international trade, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act and laws and regulations dealing with trade with persons in sanctioned countries.

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
Our recent acquisitions have been financed largely through cash on hand and borrowings under our bank credit facilities. Future acquisitions or other capital requirements will necessitate additional cash. To the extent our existing sources of cash are insufficient to fund these or other future activities, we may need to raise additional funds through new or expanded borrowing arrangements or equity. There can be no assurance that we will be able to obtain additional funds beyond those available under existing bank credit facilities on terms favorable to us, or at all, or that such facilities can be replaced when they terminate.

LEGAL, REGULATORY AND TAX RISKS

Risk or uncertainty	Discussion
Healthcare laws and reimbursement
Changes in healthcare laws or government and other third-party payor reimbursement levels to healthcare providers, or failure to meet healthcare reimbursement or other requirements, might negatively impact our business.

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
Among other provisions, the U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, imposed an excise tax on medical devices manufactured or offered for sale in the United States. Early in 2018, U.S. Congress enacted legislation that extended the suspension of the excise tax, which suspension had been in place in since the beginning of calendar year 2016, for 2018 and 2019. Should the U.S. Congress take no further action with regard to this tax we will begin to incur excise tax in the fourth quarter of fiscal 2020. We incurred $5.8 million in medical device excise taxes for fiscal 2016. In addition, we have been required to commit significant resources to “Sunshine Act” compliance. Various additional health care reform proposals have emerged at the federal and state level, and we are unable to predict which, if any, of those proposals will be enacted.

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
The U.S. Tax Cuts and Jobs Act (“TCJA”) was signed into law on December 22, 2017. Additional guidance is likely to be issued clarifying the application of this new legislation. We cannot predict the overall impact that the additional guidance may have on our business. It is reasonable to expect that global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the TCJA. In addition, further changes in the tax laws of other jurisdictions could arise, including as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organization for Economic Cooperation and Development (OECD). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely impact our provision for income taxes.

Our tax rate is uncertain and may vary from expectations, which could have a material impact on our results of operations and earnings per share.
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

Changes in tax treaties and trade agreements could negatively impact our costs, results of operations and earnings per share.
Legislative and regulatory action may be taken in the U.S. which, if ultimately adopted, could override or otherwise adversely impact tax treaties upon which we rely or broaden the circumstances under which STERIS would be considered a U.S. resident, each of which could materially and adversely affect our tax obligations. We cannot predict the outcome of any specific legislative or regulatory proposals. However, if proposals were adopted that had the effect of disregarding our incorporation in the U.K. or limiting our ability as a U.K. company to take advantage of tax treaties with the U.S., we could be subject to increased taxation and/or potentially significant expense.
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
We operate in a highly competitive global environment. Our businesses compete with other broad-line manufacturers, as well as many smaller businesses specializing in particular products or services, primarily on the basis of brand, design, quality, safety, ease of use, serviceability, price, product features, warranty, delivery, service, and technical support. We face increased competition from new infection prevention, sterile processing, contamination control, surgical support, cleaning consumables, gastrointestinal endoscopy accessories, contract sterilization, and other products and services entering the market. Competitors and potential competitors also are attempting to develop alternate technologies and sterilizing agents, as well as disposable medical instruments and other devices designed to address the risk of contamination.

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

Our success depends, in part, on strategic acquisitions and joint ventures, which are intended to complement or expand our businesses, divestiture of non-strategic businesses, and other actions intended to optimize our portfolio of businesses. This strategy depends upon our ability to identify, appropriately price, and complete these types of business development transactions or arrangements and to obtain any necessary financing. In the last several fiscal years we have made a number of acquisitions, the most significant of which was the acquisition of Synergy Health plc. We also completed several divestitures of non-strategic businesses or product lines during fiscal 2018 and 2017 including linen management services in the U.K., U.S. and Netherlands, laboratory services in the U.K., a consumables product line in the U.K., and our Applied Infection Control product line.
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

We could experience a failure of a key information technology system, process or site or a breach of information security, including a cybersecurity breach or failure of one or more key information technology systems, networks, processes, associated sites or service providers.

We rely extensively on information technology (IT) systems to conduct business. In addition, we rely on networks and services, including internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist in conducting our business. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. While we have made investments seeking to address these threats, including monitoring of networks and systems, hiring of experts, employee training and security policies for employees and third-party providers, the techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. If our IT systems are damaged or cease to function properly, the networks or service providers we rely upon fail to function properly, or we or one of our third-party providers suffer a loss or disclosure of our business or stakeholder information due to any number of causes ranging from catastrophic events or power outages to improper data handling or security breaches and our business continuity plans do not effectively address these failures on a timely basis, we may be exposed to reputational, competitive and business harm as well as litigation and regulatory action. Enforcement of the General Data Protection Regulation (“GDPR”) is effective as of May 2018. The GDPR is focused on the protection of personal data not merely the privacy of personal data. The GDPR creates a range of new compliance obligations and will significantly increase financial penalties for noncompliance (including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million (whichever is higher) for the most serious infringements).

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following table sets forth the principal plants and other materially important properties of the Company and its subsidiaries as of March 31, 2018. The Company believes that its facilities are adequate for operations and are maintained in good condition. The Company is confident that, if needed, it will be able to acquire additional facilities at commercially reasonable rates.
In the table below, “Contract Sterilization” refers to locations of the Applied Sterilization Technologies segment. “Manufacturing,” “Warehousing,” “Operations,” or “Sales Offices” refer to locations serving one or more of the Healthcare Products, Healthcare Specialty Services and Life Sciences segments.

United Kingdom (U.K.), United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.K/U.S./INTL*	Use	Owned/Leased
Montgomery, AL	U.S.	Manufacturing	Owned
Ontario, CA	U.S.	Contract Sterilization	Owned
San Diego, CA	U.S.	Contract Sterilization	Owned
Temecula, CA	U.S.	Contract Sterilization	Owned
Libertyville, IL (2 locations)	U.S.	Contract Sterilization	Owned
Northborough, MA	U.S.	Contract Sterilization	Owned
Brooklyn Park, MN	U.S.	Contract Sterilization	Owned
St. Louis, MO (4 locations)	U.S.	Manufacturing	Owned
South Plainfield, NJ	U.S.	Contract Sterilization	Owned
Whippany, NJ	U.S.	Contract Sterilization	Owned
Chester, NY (2 locations)	U.S.	Contract Sterilization	Owned

United Kingdom (U.K.), United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.K/U.S./INTL*	Use	Owned/Leased
Groveport, OH	U.S.	Contract Sterilization	Owned
Mentor, OH (14 locations)	U.S.	Operations	Owned
	U.S.	Sales Offices	Owned
	U.S.	Manufacturing/Warehousing	Owned
	U.S.	Manufacturing/Operations	Owned
Philadelphia, PA	U.S.	Manufacturing/Warehousing	Owned
Spartanburg, SC	U.S.	Contract Sterilization	Owned
El Paso, TX (2 locations)	U.S.	Contract Sterilization	Owned
Grand Prairie, TX	U.S.	Contract Sterilization	Owned
Sandy, UT	U.S.	Contract Sterilization	Owned
Minneapolis, MN (2 locations)	U.S.	Contract Sterilization	Owned
Birmingham, AL (5 locations)	U.S.	Manufacturing/Warehousing	Owned
Vega Alta, PR	U.S.	Contract Sterilization	Owned
Sturbridge, MA	U.S.	Operations	Owned
Feasterville, PA	U.S.	Warehousing	Owned
Berkshire, England	U.K.	Contract Sterilization	Owned
Derby, England	U.K.	Operations	Owned
Lancashire, England	U.K.	Operations	Owned
Lancing, England	U.K.	Manufacturing/Operations	Owned
Swindon, England (2 locations)	U.K.	Contract Sterilization	Owned
Yorkshire, England (2 locations)	U.K.	Contract Sterilization	Owned
Northamptonshire, England	U.K.	Contract Sterilization	Owned
Mogi das Cruzes, Brazil	INTL	Manufacturing/Sales Office	Owned
Quebec City, Canada	INTL	Manufacturing	Owned
Whitby, Canada	INTL	Contract Sterilization	Owned
Suzhou, China	INTL	Contract Sterilization	Owned
Alajuela, Costa Rica (2 locations)	INTL	Contract Sterilization	Owned
Velka Bites, Czech Republic	INTL	Contract Sterilization	Owned
Tuusula, Finland	INTL	Manufacturing/Sales Office	Owned
Bordeaux, France	INTL	Manufacturing/Sales Office	Owned
Tullamore, Ireland	INTL	Contract Sterilization	Owned
Westport, Ireland	INTL	Contract Sterilization	Owned
Calcinate, Italy	INTL	Contract Sterilization	Owned
Bastia di Rovolon, Italy	INTL	Contract Sterilization	Owned
Spresiano, Italy	INTL	Contract Sterilization	Owned
Rawang, Malaysia	INTL	Contract Sterilization	Owned
Etten-Leur, Netherlands	INTL	Contract Sterilization	Owned
Venlo, Netherlands	INTL	Contract Sterilization	Owned
Michalovce, Slovakia	INTL	Contract Sterilization	Owned
Pribenik, Slovakia	INTL	Contract Sterilization	Owned
Johannesburg, South Africa	INTL	Contract Sterilization	Owned
Daniken, Switzerland	INTL	Contract Sterilization	Owned
Chonburi, Thailand	INTL	Contract Sterilization	Owned

United Kingdom (U.K.), United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.K/U.S./INTL*	Use	Owned/Leased
Radeberg, Germany	INTL	Contract Sterilization	Owned
Komenda, Slovenia	INTL	Contract Sterilization	Owned
Bitterfeld-Wolfen, Germany	INTL	Contract Sterilization	Owned
Ede, Netherlands	INTL	Contract Sterilization	Owned
St. Louis, MO	U.S.	Warehousing/Operations	Leased
Reno, NV (2 locations)	U.S.	Warehousing	Leased
Cleveland, Ohio	U.S.	Operations	Leased
Stow, OH	U.S.	Sales Office/Operations	Leased
Hillsborough, NJ	U.S.	Sales Office/Operations	Leased
Keller, TX (2 locations)	U.S.	Sales Office/Operations	Leased
Tustin, CA	U.S.	Sales Office/Operations	Leased
Melville, NY	U.S.	Sales Office/Operations	Leased
Santa Clara, CA	U.S.	Sales Office	Leased
Chesterfield, MO	U.S.	Sales Office/Operations	Leased
Cooper City, FL	U.S.	Operations	Leased
Rockville, MD	U.S.	Operations	Leased
Springdale, OH	U.S.	Operations/Warehousing	Leased
Franklin Park, IL	U.S.	Manufacturing/ Operations	Leased
Bensenville, IL	U.S.	Operations/Warehousing	Leased
Montgomery, AL	U.S.	Operations/Warehousing	Leased
Ooltewah, TN	U.S.	Operations/Warehousing	Leased
Bethlehem, PA	U.S.	Sales Office/Operations	Leased
Westborough, MA	U.S.	Sales Office/Operations	Leased
Belair, MD	U.S.	Sales Office/Operations	Leased
Point Richmond, CA	U.S.	Manufacturing/ Operations /Sales Offices/ Warehousing	Leased
San Diego, CA	U.S.	Contract Sterilization	Leased
Denver, CO	U.S.	Contract Sterilization	Leased
Lima, OH	U.S.	Contract Sterilization	Leased
Saxonburg, PA	U.S.	Contract Sterilization	Leased
Petaluma, CA	U.S.	Contract Sterilization	Leased
Tampa, FL	U.S.	Operations	Leased
Temple Terrace, FL	U.S.	Operations	Leased
Hamilton, OH	U.S.	Operations/Warehouse	Leased
Henrico, VA	U.S.	Operations	Leased
Rochester, NY	U.S.	Operations	Leased
Birmingham, AL	U.S.	Warehouse	Leased
Long Island City, NY	U.S.	Operations	Leased
Chusclan, France	INTL	Contract Sterilization	Leased
Calcinate, Italy	INTL	Contract Sterilization	Leased
Jalan Persiaran, Malaysia	INTL	Sales Office/Operations	Leased
Riyadh, Saudi Arabia	INTL	Operations	Leased
Toronto, Canada	INTL	Operations	Leased

United Kingdom (U.K.), United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.K/U.S./INTL*	Use	Owned/Leased
Malle, Belgium	INTL	Sales Office/ Operations/ Warehousing	Leased
Antwerpen, Belgium	INTL	Sales Office/Operations	Leased
Sao Paulo, Brazil	INTL	Sales Office	Leased
Mississauga, Canada	INTL	Sales Office/Warehousing	Leased
Beijing, China	INTL	Sales Office	Leased
Nanjing, China	INTL	Operations	Leased
Shanghai, China	INTL	Sales Office/ Manufacturing	Leased
Suzhou, China	INTL	Operations	Leased
Wuhan, China	INTL	Operations	Leased
La Chapelle St. Mesmin, France	INTL	Sales Office	Leased
Marseille, France	INTL	Contract Sterilization	Leased
Paris, France	INTL	Sales Office	Leased
Toussieu, France	INTL	Warehousing	Leased
Allershausen, Germany	INTL	Contract Sterilization	Leased
Cologne, Germany	INTL	Sales Office	Leased
Gokul Nagar, India	INTL	Sales Office	Leased
Poggio Rusco, Italy	INTL	Contract Sterilization	Leased
Segrate, Italy	INTL	Sales Office	Leased
Seriate, Italy	INTL	Contract Sterilization/Operations	Leased
Trescore Balneario, Italy	INTL	Operations	Leased
Tokyo, Japan	INTL	Sales Office	Leased
Kuala Ketil, Malaysia	INTL	Contract Sterilization	Leased
Kulim, Malaysia	INTL	Contract Sterilization	Leased
MINT Bangi, Malaysia	INTL	Contract Sterilization	Leased
Petaling Jaya, Malaysia	INTL	Sales Office	Leased
Guadalupe, Mexico	INTL	Manufacturing	Leased
Utrecht, Netherlands	INTL	Operations	Leased
Moscow, Russia	INTL	Sales Office	Leased
Singapore (2 locations)	INTL	Sales Office/Warehousing	Leased
Madrid, Spain	INTL	Sales Office	Leased
New Cross, England	U.K	Operations	Leased
Basingstoke, England	U.K.	Sales Office	Leased
Derby, England	U.K.	Operations	Leased
Hoddesdon, England	U.K.	Operations	Leased
Chorley, England	U.K.	Operations	Leased
Leicester, England (2 locations)	U.K.	Warehousing/Operations	Leased
Lincoln, England	U.K.	Operations	Leased
Grimsby England	U.K.	Operations	Leased
Knowsley, England	U.K.	Operations	Leased
Oxfordshire, England	U.K.	Contract Sterilization	Leased
Sheffield, England	U.K.	Operations	Leased
Strathclyde, Scotland	U.K.	Operations	Leased
Swindon, England	U.K.	Operations	Leased

United Kingdom (U.K.), United States (U.S.) Locations (including Puerto Rico) and International Locations (INTL)
Location	U.K/U.S./INTL*	Use	Owned/Leased
Wythenshawe, England (2 locations)	U.K.	Operations	Leased
Bishop Stortford, Hertfordshire, England	U.K.	Manufacturing/Warehousing/Operations	Leased
Pitsford, England	U.K.	Operations	Leased
Homeston, England	U.K.	Operations	Leased
Guildford, England	U.K.	Operations	Leased
Horrow, England	U.K.	Operations	Leased
Salisbury, England	U.K.	Operations	Leased
* International includes all countries other than the U.K. and U.S.

ITEM 3.	LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in Item 7 of Part II, Management's Discussion and Analysis ("MD&A"), and Note 10 of our consolidated financial statements titled, "Commitments and Contingencies," and incorporated herein by reference thereto.
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

Quarters Ended	March 31	December 31	September 30	June 30
Fiscal 2018
High	$96.43	$93.39	$88.43	$83.54
Low	82.88	86.02	80.74	69.11
Fiscal 2017
High	$72.35	$73.06	$74.63	$74.10
Low	65.27	63.80	67.25	63.26
Holders. As of March 31, 2018, there were approximately 82 holders of record of our ordinary shares. However, we believe that we have a significantly larger number of beneficial holders of our shares.
Dividend Policy. The Company’s Board of Directors decides the timing and amount of any dividends we may pay. During fiscal 2018, we paid cash dividends totaling $1.21 per outstanding share in respect for all shares outstanding for the entire fiscal year ($0.28 per outstanding share to shareholders of record on June 7, 2017, and $0.31 per outstanding share to shareholders of record on the following dates: August 29, 2017, November 22, 2017 and February 28, 2018). During fiscal 2017, we paid cash dividends totaling $1.09 per outstanding share ($0.25 per outstanding share to shareholders of record on June 8, 2016, and $0.28 per outstanding share to shareholders of record on the following dates: August 30, 2016, November 23, 2016 and February 28, 2017).
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers. On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million (net of taxes, fees and commissions) of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. We purchased 664,963 of our ordinary shares during fiscal 2018 for the aggregate amount of $59,234 which included $294 of taxes and commissions. As of March 31, 2018, $151.1 million remains available for repurchase of ordinary shares under this authorization.
The following table presents information with respect to purchases STERIS made of its ordinary shares during the fourth quarter of the 2018 fiscal year:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (dollars in thousands)
January 1-31	84,000		$90.53		84,000	$164,225
February 1-28	70,116		88.78		70,116	158,000
March 1-31	74,300		93.39		74,300	151,061
Total	228,416	(1)	$90.92	(1)	228,416	$151,061
(1) Does not include 11 shares purchased during the quarter at an average price of $90.78 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended March 31,
(in thousands, except per share data)	2018 (1)	2017 (1)	2016 (1)	2015(1)	2014(1)
Statements of Income Data:
Revenues	$2,619,996	$2,612,756	$2,238,764	$1,850,263	$1,622,252
Gross profit	1,094,223	1,025,632	895,481	774,301	649,622
Restructuring expenses	103	215	(820)	(391)	13,204
Income from continuing operations	403,454	227,595	212,927	227,211	206,807
Income taxes	63,360	74,015	60,299	73,756	58,934
Net income attributable to shareholders	290,915	109,965	110,763	135,064	129,442
Basic income per ordinary share:
Net income	$3.42	$1.29	$1.57	$2.27	$2.20
Shares used in computing net income per ordinary share – basic	85,028	85,473	70,698	59,413	58,966
Diluted income per ordinary share:
Net income	$3.39	$1.28	$1.56	$2.25	$2.17
Shares used in computing net income per ordinary share – diluted	85,713	86,094	71,184	60,045	59,745
Dividends per ordinary share	$1.21	$1.09	$0.98	$0.90	$0.82
Balance Sheets Data:
Working capital	$591,195	$636,219	$571,919	$437,101	$420,239
Total assets	5,200,334	4,924,555	5,346,416	2,097,291	1,887,162
Long-term indebtedness	1,316,001	1,478,361	1,567,796	621,075	493,480
Total liabilities	1,983,034	2,114,422	2,307,524	1,023,645	845,916
Total shareholders’ equity	$3,205,960	$2,798,602	$3,023,034	$1,071,632	$1,038,705
(1) See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The MD&A also analyzes and explains the annual changes in the specific line items in the Consolidated Statements of Income. As you read the MD&A, it may be helpful to refer to information in Item 1, “Business,” Item 6, “Selected Financial Data,” and our consolidated financial statements, which present the results of our operations for fiscal 2018, 2017 and 2016, as well as Part I, Item 1A, “Risk Factors” and Note 10 of our consolidated financial statements titled, "Commitments and Contingencies" for a discussion of some of the matters that can adversely affect our business and results of operations. This information, discussion, and disclosure may be important to you in making decisions about your investments in STERIS.
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

•
Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment. Service revenues also include hospital sterilization services, instrument and scope repairs, and linen management as well as revenues generated from contract sterilization and laboratory services offered through our Applied Sterilization Technologies segment. Linen management services were divested in fiscal 2017.

•
Capital Equipment Revenues – We define capital equipment revenues as revenues generated from sales of capital equipment, which includes steam sterilizers, low temperature liquid chemical sterilant processing systems, including SYSTEM 1 and 1E, washing systems, VHP® technology, water stills, and pure steam generators; surgical lights and tables; and integrated OR.

•
Consumable Revenues – We define consumable revenues as revenues generated from sales of the consumable family of products, which includes SYSTEM 1 and 1E consumables, V-Pro consumables, gastrointestinal endoscopy accessories, sterility assurance products, skin care products, cleaning consumables, barrier product solutions and surgical instruments.

•	Recurring Revenues – We define recurring revenues as revenues generated from sales of consumable products and service revenues.
GENERAL OVERVIEW AND EXECUTIVE SUMMARY
STERIS plc is a leading provider of infection prevention and other procedural products and services. Our mission is to help our Customers create a healthier and safer world by providing innovative healthcare and life science product and service solutions around the globe. We offer our Customers a unique mix of innovative consumable products, such as detergents, gastrointestinal ("GI") endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair solutions, laboratory testing services, on-site and off-site reprocessing, and capital equipment products, such as sterilizers and surgical tables, and connectivity solutions such as operating room (“OR”) integration.
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
Due to the timing of the closing of the Combination, the results of Synergy are only reflected in the results of operations of the Company from November 2, 2015 forward, which will affect comparability for the fiscal 2016 periods to more recent fiscal periods of the Company throughout this Annual Report on From 10-K.
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
We completed several acquisitions and asset purchases in fiscal 2018 and 2017 that expanded our product and service offerings to our Customers.
During fiscal 2018, we divested our Synergy Health Healthcare Consumable Solutions ("HCS") business with annual revenues of approximately $40 million. During fiscal 2017, we divested our Applied Infection Control ("AIC") product line (annual revenues of approximately $50 million) and four businesses acquired in the Combination with Synergy consisting of: the UK Linen Management Services business (annual revenues of approximately $50 million), U.S. Linen Management Services business (annual revenues of approximately $50 million), Synergy Health Netherlands Linen Management Services (annual revenues of approximately $75 million) and Synergy Health Laboratory Services (annual revenues of approximately $15 million).
We continue to invest in manufacturing in-sourcing projects and lean process improvements for the purpose of improving quality, cost and delivery of our products to our Customers.
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
The TCJA also establishes new tax laws that may affect the Company’s fiscal year 2019 and forward, including, but not limited to, (1) reduction of the U.S. federal corporate income tax rate as noted above; (2) elimination of the corporate alternative minimum tax ("AMT"); (3) the creation of the base erosion anti-abuse tax ("BEAT"), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from non-U.S. subsidiaries; (5) a new provision designed to tax global intangible low-taxed income ("GILTI"), which allows for the possibility of using foreign tax credits ("FTCs") and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of FTCs to reduce the U.S. income tax liability; and (10) limitations on net operating losses ("NOLs") generated after December 31, 2017, to 80.0 percent of taxable income.
Highlights.  Revenues increased $7.2 million, or 0.3%, to $2,620.0 million for the year ended March 31, 2018, as compared to $2,612.8 million for the year ended March 31, 2017. The increase reflects organic revenue growth within all business segments, the favorable impact of our recent acquisitions and the positive impact of fluctuations in currencies, which more than offset the impact of our recent divestitures.
Fiscal 2018 operating income increased 77.3% to $403.5 million over the fiscal 2017 operating income of $227.6 million. The increase is attributable to gross profit improvements, recent acquisitions, and lower acquisition and integration related expenses. Fiscal 2017 was also negatively impacted by losses from the divestiture of certain non-core operations and a goodwill impairment loss.
Net cash flows from operations were $457.6 million and free cash flow was $294.3 million in fiscal 2018 compared to net cash flows from operations of $424.1 million and free cash flow of $256.0 million in fiscal 2017 (see subsection of MD&A titled, "Non-GAAP Financial Measures" for additional information and related reconciliation of non-GAAP financial measures to the most comparable GAAP measures). Cash flow from operations and free cash flow increased primarily due to higher earnings and lower requirements to fund operating assets and liabilities.
Our debt-to-total capital ratio was 29.1% at March 31, 2018. During the year, we increased our quarterly dividend for the twelfth consecutive year to $0.31 per share per quarter.
Outlook. Fluctuations in currency rates can impact revenues and costs outside of the United States, creating variability in our results for fiscal 2019 and beyond.
In fiscal 2019 and beyond, we expect to continue to manage our costs, grow our business with internal product and service development, invest in greater capacity, and augment these value creating methods with acquisitions of additional products and services.

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
We define free cash flow as net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows less purchases of property, plant, equipment, and intangibles plus proceeds from the sale of property, plant, equipment, and intangibles, which are also presented within investing activities in the Consolidated Statements of Cash Flows. We use this as a measure to gauge our ability to fund future debt principal repayments and growth outside of core operations, repurchase shares, and pay cash dividends. The following table summarizes the calculation of our free cash flow for the years ended March 31, 2018, 2017 and 2016:

	Years Ended March 31,
(dollars in thousands)	2018	2017	2016
Net cash flows provided by operating activities	$457,632	$424,086	$254,675
Purchases of property, plant, equipment and intangibles, net	(165,457)	(172,901)	(126,407)
Proceeds from the sale of property, plant, equipment and intangibles	2,094	4,846	844
Free cash flow	$294,269	$256,031	$129,112
RESULTS OF OPERATIONS
In the following subsections, we discuss our earnings and the factors affecting them. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

FISCAL 2018 AS COMPARED TO FISCAL 2017
Revenues. The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2018 to the year ended March 31, 2017:

	Years Ended March 31,			Percent
(dollars in thousands)	2018	2017	Change	Change
Total revenues	$2,619,996	$2,612,756	$7,240	0.3%

Revenues by type:
Service revenues	1,399,363	1,414,437	(15,074)	(1.1)%
Consumable revenues	581,563	558,834	22,729	4.1%
Capital equipment revenues	639,070	639,485	(415)	(0.1)%

Revenues by geography:
United Kingdom revenues	207,514	229,603	(22,089)	(9.6)%
United States revenues	1,836,414	1,803,457	32,957	1.8%
Other foreign revenues	576,068	579,696	(3,628)	(0.6)%
Revenues increased $7.2 million, or 0.3%, to $2,620.0 million for the year ended March 31, 2018, as compared to $2,612.8 million for the year ended March 31, 2017. This increase is primarily attributable to organic growth within all business segments, favorable pricing, the benefit of acquisitions and the positive impact of fluctuations in currencies. These increases were largely offset by the impact of our recent divestitures.
Service revenues for fiscal 2018 decreased $15.1 million, or 1.1%, over fiscal 2017, as the impact of recent divestitures more than offset increases in other service offerings. Consumable revenues increased $22.7 million, or 4.1%, during fiscal 2018 over fiscal 2017, reflecting growth within the Healthcare Products and Life Sciences business segments, which more than offset the impact of the divestitures of the AIC product line and HCS business within the Healthcare Products segment. Capital equipment revenues decreased by $0.4 million, or 0.1%, during fiscal 2018 as compared to fiscal 2017, reflecting a decline in revenues from the Healthcare Products segment, which was offset by growth in revenues from the Life Sciences segment.
United Kingdom revenues for fiscal 2018 were $207.5 million, a decrease of $22.1 million, or 9.6%, over fiscal 2017 revenues of $229.6 million, reflecting a 11.1% decline in service revenues, primarily resulting from our fiscal 2017 divestitures of our laboratory and linen management services.
United States revenues for fiscal 2018 were $1,836.4 million, an increase of $33.0 million, or 1.8%, over fiscal 2017 revenues of $1,803.5 million. Strength in Life Sciences capital equipment and service offerings within the Healthcare Products, Life Sciences and Applied Sterilization Technologies segments more than offset the negative impact of the decline in capital equipment revenues from the Healthcare Products segment and the recent divestitures.
Revenues from other foreign locations for fiscal 2018 were $576.1 million, a decrease of 0.6% over the fiscal 2017 revenues of $579.7 million, primarily due to the fiscal 2017 divestiture of the Netherlands Linen Management Services, which more than offset growth in Canada and in the Asia Pacific and Latin America regions.

Gross Profit. The following table compares our gross profit for the year ended March 31, 2018 to the year ended March 31, 2017:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2018	2017
Gross profit:
Product	$574,456	$574,299	$157	NM
Service	519,767	451,333	68,434	15.2%
Total gross profit	$1,094,223	$1,025,632	$68,591	6.7%
Gross profit percentage:
Product	47.1%	47.9%
Service	37.1%	31.9%
Total gross profit percentage	41.8%	39.3%
Our gross profit is affected by the volume, pricing and mix of sales of our products and services, as well as the costs associated with the products and services that are sold. Our gross profit increased $68.6 million and gross profit percentage increased 250 basis points to 41.8% for fiscal 2018 as compared to 39.3% for fiscal 2017. The increase in our gross profit percentage was due to the favorable impact of the divestiture of lower margin operations (190 basis points), favorable mix (60 basis points), and favorable pricing (30 basis points) which were partially offset by the negative impact of currencies (30 basis points).
Operating Expenses. The following table compares our operating expenses for the year ended March 31, 2018 to the year ended March 31, 2017:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2018	2017
Operating expenses:
Selling, general, and administrative	$629,884	$680,069	$(50,185)	(7.4)%
Goodwill impairment loss	—	58,356	(58,356)	NM
Research and development	60,782	59,397	1,385	2.3%
Restructuring expenses	103	215	(112)	NM
Total operating expenses	$690,769	$798,037	$(107,268)	(13.4)%
NM - Not meaningful
Selling, General, and Administrative Expenses. Significant components of total Selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, gains or losses from divestitures, and other general and administrative expenses. SG&A decreased 7.4% in fiscal 2018 over fiscal 2017. The decline was primarily attributable to a lower net loss on divestitures and lower acquisition and integration costs incurred in fiscal 2018 as compared to fiscal 2017.
Goodwill impairment loss. Goodwill impairment loss of $58.4 million was recorded during fiscal 2017 as a result of our annual goodwill impairment review in the third quarter relative to the Synergy Health Netherlands linen management reporting unit.
Research and Development. Research and development expenses increased $1.4 million during fiscal 2018, as compared to fiscal 2017. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During fiscal 2018, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Non-Operating Expenses, Net. Non-operating expense (income), net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous expense. The following table compares our non-operating expense (income), net for the year ended March 31, 2018 to the year ended March 31, 2017:

	Years Ended March 31,
(dollars in thousands)	2018	2017	Change
Non-operating expenses, net:
Interest expense	$50,629	$44,520	$6,109
Interest income and miscellaneous expense	(2,157)	(1,571)	(586)
Non-operating expenses, net	$48,472	$42,949	$5,523
Interest expense increased $6.1 million during fiscal 2018 as compared to 2017. This increase was primarily due to an increase in the proportion of higher-cost, fixed rate debt following the issuance and sale of senior notes in a private placement to certain investors on February 27, 2017. Interest income and miscellaneous expense is immaterial.
Additional information regarding our outstanding debt is included in Note 6 to our consolidated financial statements titled, “Debt,” and in the subsection of this MD&A titled, “Liquidity and Capital Resources.”
Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the years ended March 31, 2018 and March 31, 2017:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2018	2017
Income tax expense	$63,360	$74,015	$(10,655)	(14.4)%
Effective income tax rate	17.8%	40.1%
The effective income tax rate for fiscal 2018 was 17.8% as compared to 40.1% for fiscal 2017. The fiscal 2018 effective tax rate decreased when compared to fiscal 2017 primarily due to the TCJA impact and non-recurring nondeductible costs related to divestitures. Additional information regarding our income tax expense is included in Note 8 to our consolidated financial statements titled, “Income Taxes.”
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The SEC staff issued Staff Accounting Bulletin No.118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118, provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Our accounting for the various elements of the TCJA is incomplete. However, in accordance with SAB 118 guidance, we were able to make what we believe to be reasonable estimates of certain effects and therefore recorded a provisional net tax benefit of approximately $18.9 million related to the reduction of the U.S. federal corporate income tax rate and the deemed repatriation transition tax. While we were able to make what we believe to be reasonable estimates of the tax rate reduction and transition tax effects, both items may be affected by other analyses related to the TCJA as well as actual activities to occur in the remainder of the Company’s measurement period. We are continuing to gather information and will reflect final effects within the measurement period permitted by SAB 118.
Business Segment Results of Operations. We operate and report in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
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
Our Life Sciences segment offers consumable products, equipment maintenance, specialty services and capital equipment primarily for pharmaceutical manufacturers.
Our Applied Sterilization Technologies segment offers contract sterilization and laboratory services primarily for medical device and pharmaceutical Customers.
Certain minor organizational changes were made to better align with our Customers, resulting in several smaller operations shifting among the segments. The prior period revenues and operating income measures have been recast for comparability.

The accounting policies for reportable segments are the same as those for the consolidated Company. Management will evaluate performance and allocate resources based on a segment operating income measure. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which result in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare Products segment is responsible for the management of all but two manufacturing facilities and uses standard cost to sell products to the other segments. Corporate and other includes certain non-allocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. Segment operating income excludes certain adjustments which include acquisition related costs, amortization of acquired intangibles, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by adjusting for these items they gain better insight and greater transparency of the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making. For more information regarding our segments please refer to Note 11 to our consolidated financial statements titled “Business Segment Information,” and Item 1, “Business,” provide detailed information regarding each business segment.
The following table compares business segment and Corporate and other revenues and operating income for the year ended March 31, 2018 to the year ended March 31, 2017:

	Years ended March 31,			Percent
(dollars in thousands)	2018	2017	Change	Change
Revenues:
Healthcare Products	$1,276,054	$1,266,517	$9,537	0.8%
Healthcare Specialty Services	469,065	539,536	(70,471)	(13.1)%
Life Sciences	361,590	328,866	32,724	10.0%
Applied Sterilization Technologies	513,287	477,837	35,450	7.4%
Total revenues	$2,619,996	$2,612,756	$7,240	0.3%
Operating income (loss):
Healthcare Products	221,795	227,707	(5,912)	(2.6)%
Healthcare Specialty Services	28,910	10,573	18,337	173.4%
Life Sciences	106,737	97,180	9,557	9.8%
Applied Sterilization Technologies	173,375	158,379	14,996	9.5%
Corporate	(17,439)	(17,307)	(132)	NM
Total operating income before adjustments	$513,378	$476,532	$36,846	7.7%
Less: Adjustments
Goodwill impairment loss (1)	—	58,356
Amortization of inventory and property "step up" to fair value (2)	1,599	4,743
Amortization and impairment of purchased intangible assets (2)	67,793	66,398
Acquisition related transaction and integration charges (3)	16,211	30,082
Loss (gain) on fair value adjustment of acquisition related contingent consideration	(593)	2,569
Net loss on divestiture of businesses (2)	14,547	86,574
Impact of the U.S. Tax Cuts and Jobs Act (4)	10,264	—
Restructuring charges	103	215
Total operating income	$403,454	$227,595
(1) For more information regarding our goodwill impairment loss see Note 3 to our consolidated financial statements titled, "Goodwill and Intangible Assets".
(2) For more information regarding our recent acquisitions and divestitures see Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures".
(3) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(4) Represents a one-time special employee bonus paid to most U.S. employees and associated professional fees.

Healthcare Products revenues increased 0.8% in the fiscal 2018 year, as compared to fiscal 2017, reflecting growth in consumable and service revenues of 2.2% and 7.2%, respectively, which were partially offset by a 4.0% decline in capital equipment revenues. The increase was attributable to organic growth, acquisitions and the positive impact of fluctuations in currencies, and was partially offset by divestitures. At March 31, 2018, the Healthcare Products segment’s backlog amounted to $133.0 million, increasing $23.3 million, or 21.3%, compared to the backlog of $109.7 million at March 31, 2017.

Healthcare Specialty Services revenues decreased 13.1% in the fiscal 2018 year, as compared to fiscal 2017. The negative impact of the divestitures was partially offset by organic growth and the positive impact of fluctuations in currencies.
Life Sciences revenues increased 10.0% in the fiscal 2018 year, as compared to fiscal 2017, reflecting growth of 19.6%, 5.2% and 8.6% in capital equipment, consumable and service revenues, respectively. The increase was primarily attributable to organic growth and the positive impact of fluctuations in currencies. Life Sciences backlog at March 31, 2018 amounted to $60.8 million, increasing $7.7 million compared to the backlog of $53.2 million at March 31, 2017.
Applied Sterilization Technologies revenues increased 7.4% in the fiscal year 2018, as compared to fiscal 2017. Revenues in fiscal 2018 were favorably impacted by increased volume from our core medical device Customers and the positive impact of fluctuations in currencies, which was partially offset by the impact of the divestitures.
The Healthcare Products segment’s operating income decreased $5.9 million to $221.8 million in fiscal year 2018, as compared to $227.7 million in fiscal year 2017. The segment's operating margin was 17.4% for fiscal year 2018 compared to 18.0% for fiscal year 2017. The decrease in operating income in fiscal 2018 was primarily due to increased spending on research and development, negative fluctuations in currencies, and higher allocated corporate costs, which more than offset organic growth.
The Healthcare Specialty Services segment’s operating income increased $18.3 million to $28.9 million for fiscal year 2018 as compared to $10.6 million in fiscal year 2017. The segment’s operating margin was 6.2% for fiscal year 2018 compared to 2.0% for fiscal year 2017. The increase in operating income in fiscal 2018 was primarily due to the divestiture of the low margin Linen Management Services operations and growth in retained businesses.
The Life Sciences business segment’s operating income increased $9.6 million to $106.7 million for fiscal year 2018 as compared to $97.2 million in fiscal year 2017. The segment’s operating margin was 29.5% for fiscal year 2018 compared to 29.6% for fiscal year 2017. The increase in operating income in fiscal 2018 was primarily attributable to higher volume which was partially offset by unfavorable product mix.
The Applied Sterilization Technologies segment’s operating income increased $15.0 million to $173.4 million for fiscal year 2018 as compared to $158.4 million for fiscal year 2017. The Applied Sterilization Technologies segment's operating margin was 33.8% for fiscal year 2018 compared to 33.1% for fiscal year 2017. The segment’s operating income increase in fiscal 2018 over fiscal 2017 was primarily due to increased volume from the segment’s core medical device Customers.

FISCAL 2017 AS COMPARED TO FISCAL 2016
Revenues. The following table compares our revenues, in total and by type and geography, for the year ended March 31, 2017 to the year ended March 31, 2016:

	Years Ended March 31,			Percent
(dollars in thousands)	2017	2016	Change	Change
Total revenues	$2,612,756	$2,238,764	$373,992	16.7%

Revenues by type:
Service revenues	1,414,437	1,109,779	304,658	27.5%
Consumable revenues	558,834	516,044	42,790	8.3%
Capital equipment revenues	639,485	612,941	26,544	4.3%

Revenues by geography:
United Kingdom revenues	229,603	144,577	85,026	58.8%
United States revenues	1,803,457	1,662,050	141,407	8.5%
Other foreign revenues	579,696	432,137	147,559	34.1%
Revenues increased $374.0 million, or 16.7%, to $2,612.8 million for the year ended March 31, 2017, as compared to $2,238.8 million for the year ended March 31, 2016. This increase is primarily attributable to the Combination, along with organic growth within all reportable business segments, partially offset by divestitures and the negative impact of foreign currency.

Service revenues for fiscal 2017 increased $304.7 million, or 27.5%, over fiscal 2016 driven by the Combination and organic growth in all reportable business segments. Consumable revenues increased $42.8 million, or 8.3%, during fiscal 2017 from fiscal 2016. The increase was due, in part, to recent acquisitions, but also strong organic growth in both the Healthcare Products and Life Sciences business segments, partially offset by the sale of the Applied Infection Control (AIC) product line. Capital equipment revenues increased by $26.5 million, or 4.3%, during fiscal 2017 as compared to fiscal 2016. This increase was driven primarily by growth within the Healthcare Products business segment.
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
Gross Profit. The following table compares our gross profit for the year ended March 31, 2017 to the year ended March 31, 2016:

	Years Ended March 31,		Change	Percent Change
(dollars in thousands)	2017	2016
Gross profit:
Product	$574,299	$511,617	$62,682	12.3%
Service	451,333	383,864	67,469	17.6%
Total gross profit	$1,025,632	$895,481	$130,151	14.5%
Gross profit percentage:
Product	47.9%	45.3%
Service	31.9%	34.6%
Total gross profit percentage	39.3%	40.0%
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
Business Segment Results of Operations. We operate and report in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. Non-allocated operating costs that support the entire Company and items not indicative of operating trends are excluded from segment operating income.
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

Our Life Sciences segment offers consumable products, equipment maintenance, specialty services and capital equipment primarily for pharmaceutical manufacturers.
Our Applied Sterilization Technologies segment offers contract sterilization and laboratory services primarily for medical device and pharmaceutical Customers.
Certain minor organizational changes were made during fiscal 2018 to better align with our Customers, resulting in several smaller operations shifting among the segments. The prior period revenues and operating income measures have been recast for comparability.
The accounting policies for reportable segments are the same as those for the consolidated Company. Management will evaluate performance and allocate resources based on a segment operating income measure. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which result in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare Products segment is responsible for the management of all but two manufacturing facilities and uses standard cost to sell products to the other segments. Corporate and other includes the gross profit and direct expenses of the Defense and Industrial business unit, as well as certain non-allocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. Segment operating income excludes certain adjustments which include acquisition related costs, amortization of acquired intangibles, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by adjusting for these items they gain better insight and greater transparency of the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making. For more information regarding our segments please refer to Note 11 to our consolidated financial statements titled “Business Segment Information,” and Item 1, “Business,” provide detailed information regarding each business segment.
The following table compares business segment and Corporate and other revenues and operating income for the year ended March 31, 2017 to the year ended March 31, 2016:

	Years ended March 31,			Percent
(dollars in thousands)	2017	2016	Change	Change
Revenues:
Healthcare Products	$1,266,517	$1,204,774	$61,743	5.1%
Healthcare Specialty Services	539,536	420,220	119,316	28.4%
Life Sciences	328,866	297,733	31,133	10.5%
Applied Sterilization Technologies	477,837	316,037	161,800	51.2%
Total revenues	$2,612,756	$2,238,764	$373,992	16.7%
Operating income (loss):
Healthcare Products	227,707	181,265	46,442	25.6%
Healthcare Specialty Services	10,573	24,299	(13,726)	(56.5)%
Life Sciences	97,180	84,564	12,616	14.9%
Applied Sterilization Technologies	158,379	99,854	58,525	58.6%
Corporate	(17,307)	(11,320)	(5,987)	NM
Total operating income before adjustments	$476,532	$378,662	$97,870	25.8%
Less: Adjustments
Goodwill impairment loss (1)	58,356	—
Amortization of inventory and property "step up" to fair value (2)	4,743	9,907
Amortization and impairment of purchased intangible assets (2)	66,398	47,704
Acquisition related transaction and integration charges (3)	30,082	82,891
Loss (gain) on fair value adjustment of acquisition related contingent consideration	2,569	(736)
Net loss on divestiture of businesses (2)	86,574	—
Settlement of pension obligation (4)	—	26,470
Restructuring charges	215	(501)
Total operating income	$227,595	$212,927
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
Healthcare Products revenues increased 5.1% in the fiscal 2017 year as compared to fiscal 2016. This increase reflects growth in capital equipment, consumable and service revenues of 5.4%, 5.8% and 3.7%, respectively. The increases were primarily attributable to acquisitions and organic growth, partially offset by divestitures and the negative impact of foreign currency. At March 31, 2017, the Healthcare Products segment’s backlog amounted to $109.7 million, decreasing $9.7 million, or 8.1%, compared to the backlog of $119.4 million at March 31, 2016.
Healthcare Specialty Services revenues increased 28.4% in the fiscal 2017 year as compared to fiscal 2016. The increases are primarily due to the Combination, but also reflect organic growth in instrument repair services and the outsourcing of central sterile services. These increases were partially offset by divestitures and the negative impact of foreign currency.
Life Sciences revenues increased 10.5% in the fiscal 2017 year, as compared to fiscal 2016. The growth reflects increases of 18.3% and 12.8% in the consumable and service revenues, respectively. These increases are primarily attributable to our recent acquisitions, organic growth and new service offerings. Capital equipment revenues declined 2.9%. Life Sciences backlog at March 31, 2017 amounted to $53.2 million, increasing $7.9 million compared to the backlog of $45.3 million at March 31, 2016.
Applied Sterilization Technologies revenues increased 51.2% in the fiscal year 2017, as compared to fiscal 2016. Revenues in fiscal 2017 were favorably impacted by the Combination and increased volume from our core medical device Customers.
The Healthcare Products segment’s operating income increased $46.4 million to $227.7 million in fiscal year 2017, as compared to $181.3 million in fiscal year 2016. The segment's operating margin was 18.0% for fiscal year 2017 compared to 15.0% for fiscal year 2016. The increase in fiscal year 2017 is primarily due to higher volumes, the positive impact of operational efficiencies, the suspension of the medical device excise tax, and favorable foreign currency rate movements.
The Healthcare Specialty Services segment’s operating income decreased $13.7 million to $10.6 million for fiscal year 2017 as compared to $24.3 million in fiscal year 2016. The segment’s operating margin was 2.0% for fiscal year 2017 compared to 5.8% for fiscal year 2016. The decrease in fiscal 2017 was primarily the result of the addition of Synergy's hospital sterilization services and linen management services.
The Life Sciences business segment’s operating income increased $12.6 million to $97.2 million for fiscal year 2017 as compared to $84.6 million in fiscal year 2016. The segment’s operating margin was 29.6% for fiscal year 2017 compared to 28.4% for fiscal year 2016. The increase in operating margin in fiscal 2017 was primarily attributable to higher volume, partially offset by unfavorable product mix.
The Applied Sterilization Technologies segment’s operating income increased $58.5 million to $158.4 million for fiscal year 2017 as compared to $99.9 million for fiscal year 2016. The Applied Sterilization Technologies segment's operating margin was 33.1% for fiscal year 2017 compared to 31.6% for fiscal year 2016. The segment’s operating margin increase in fiscal 2017 was the result of the Combination, increased demand from core medical device Customers and operational efficiencies, including cost synergies.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes significant components of our cash flows for the years ended March 31, 2018, 2017 and 2016:

	Years Ended March 31,
(dollars in thousands)	2018	2017	2016
Net cash provided by operating activities	$457,632	$424,086	$254,675
Net cash used in investing activities	(203,829)	(104,255)	(729,584)
Net cash (used in) provided by financing activities	(356,184)	(267,099)	560,289
Debt-to-total capital ratio	29.1%	34.6%	34.2%
Free cash flow	$294,269	$256,031	$129,112
Net Cash Provided By Operating Activities – The net cash provided by our operating activities was $457.6 million for the year ended March 31, 2018 compared to $424.1 million for the year ended March 31, 2017 and $254.7 million for the year ended March 31, 2016. The following discussion summarizes the significant changes in our operating cash flows for the years ended March 31, 2018, 2017 and 2016:

•
Net cash provided by operating activities increased 7.9% in fiscal 2018 compared to fiscal 2017. The improvement is primarily due to higher earnings and lower requirements to fund operating assets and liabilities.

•
Net cash provided by operating activities increased 66.5% in fiscal 2017 compared to fiscal 2016. The improvement was primarily due to higher cash earnings and lower acquisition and integration expenses.

Net Cash Used In Investing Activities – The net cash used in our investing activities was $203.8 million for the year ended March 31, 2018, compared to $104.3 million for the year ended March 31, 2017 and $729.6 million for the year ended March 31, 2016. The following discussion summarizes the significant changes in our investing cash flows for the years ended March 31, 2018, 2017 and 2016:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures totaled $165.5 million during fiscal 2018, $172.9 million during fiscal 2017 and $126.4 million during fiscal 2016. The increase in capital expenditures in fiscal 2017 over fiscal 2016 is the result of the inclusion of capital expenditures related to the operations of Synergy and investments to expand capacity in certain of our Applied Sterilization Technologies facilities.

•
Proceeds from the sale of business – During fiscal 2018 and 2017, we received $8.9 million and $135.7 million, respectively, for the proceeds from the sale of certain non-core businesses. For more information, refer to our Note 2 to our consolidated financial statements, titled "Business Acquisitions and Divestitures".

•
Investments in business, net of cash acquired – During fiscal 2018, 2017 and 2016, we used $46.3 million, $65.6 million and $604.0 million, respectively, for acquisitions. For more information on these acquisitions refer to Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures".

•
Purchases of investments – During fiscal 2017, we invested an additional $6.4 million in the common stock of Servizi Italia, S.p.A., a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers.

•
Other – In connection with the Netherlands Linen Management Services divestiture, we entered into a loan agreement to provide financing to the buyer for a period of 15 years. During fiscal 2018, we provided $3.1 million under this agreement. For more information on these acquisitions refer to Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures".

Net Cash (Used In) Provided By Financing Activities – Net cash used in financing activities was $356.2 million for the year ended March 31, 2018, compared to net cash used by financing activities of $267.1 million, and net cash provided by financing activities of $560.3 million for the years ended March 31, 2017 and March 31, 2016, respectively. The following discussion summarizes the significant changes in our financing cash flows for the years ended March 31, 2018, 2017 and 2016:

•
Proceeds from the issuance of long-term obligations – On February 27, 2017, we issued and sold to various institutional investors fixed-rate Series A Senior Notes, in the aggregate principal amount of $95.0 million, €99.0 million, and £75.0 million or a total of approximately $293.7 million. On May 15, 2015, we issued the aggregate principal amount of $350.0 million of senior notes in a private placement, which were long term obligations. We provide additional information about our debt structure in Note 6 to our consolidated financial statements titled, “Debt,” and in this section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Sources of Credit.”

•
Payments on long-term obligations - During fiscal 2018 and fiscal 2017, we repaid $222.5 million and $172.5 million on our bank term loan. During fiscal 2016, we repaid $24.0 million of senior notes and $68.6 million of our term loan.

•
Proceeds under credit facilities, net – At the end of fiscal 2018, $331.2 million of debt was outstanding under our bank credit facility, compared to $521.6 million and $905.2 million of debt outstanding under this facility at the end of fiscal 2017 and 2016, respectively. We provide additional information about our bank credit facility including the fiscal 2018 refinancing in Note 6 to our consolidated financial statements titled, “Debt”.

•
Repurchases of shares – During fiscal 2018, we purchased 656,663 of our ordinary shares in the aggregate amount of $58.5 million, which included $0.3 million of taxes and commissions. We also obtained 127,903 of our ordinary shares in connection with our stock-based compensation award programs in the amount $7.0 million during fiscal 2018. During fiscal 2017, we purchased 1,286,183 of our ordinary shares in the aggregate amount of $90.5 million, which included $0.5 million of taxes and commissions. We also obtained 168,906 of our ordinary shares in connection with our stock-based compensation award programs in the amount $7.0 million. During fiscal 2016, we obtained 267,696 shares in connection with our stock-based compensation award programs in the amount of $14.4 million. We provide additional information about our share repurchases in Note 13 to our consolidated financial statements titled, “Repurchases of Ordinary Shares.”

•
Deferred financing fees and debt issuance costs - We paid $2.0 million, $1.1 million and $5.2 million in fiscal 2018, 2017 and 2016, respectively, for financing fees and debt issuance costs related to our Credit Agreement, Private Placement debt, and former Bridge Credit Agreement. For more information on our debt refer to Note 6 to our consolidated financial statements titled, "Debt".

•
Cash dividends paid to ordinary shareholders – During fiscal 2018, we paid cash dividends totaling $102.9 million or $1.21 per outstanding share. During fiscal 2017, we paid cash dividends totaling $93.2 million or $1.09 per outstanding share. During fiscal 2016, we paid cash dividends totaling $65.2 million, or $0.98 per outstanding share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares upon the exercise of options under our employee stock option program. During fiscal 2018, fiscal 2017 and fiscal 2016, we received cash proceeds totaling $11.1 million, $5.0 million, and $11.2 million, respectively, under these programs. During fiscal 2018 we also paid dividends in the amount of $1.4 million to minority interest shareholders.

•
Excess tax benefit from share-based compensation – For the year ended March 31, 2016 our income taxes were reduced by $6.3 million as a result of deductions allowed for stock options exercised and restricted share vestings.

Cash Flow Measures. Free cash flow was $294.3 million in fiscal 2018 compared to $256.0 million in fiscal 2017. The increase in cash flow from operations and free cash flow was primarily due to higher earnings and lower requirements to fund operating assets and liabilities.
Our debt-to-total capital ratio was 29.1% at March 31, 2018 and 34.6% at March 31, 2017.
Cash Requirements. We intend to use our existing cash and cash equivalent balances and cash generated from operations to fund capital expenditures and meet our other liquidity needs. Our capital requirements depend on many uncertain factors, including our rate of sales growth, our Customers’ acceptance of our products and services, the costs of obtaining adequate manufacturing capacities, the timing and extent of our research and development projects, changes in our operating expenses and other factors. To the extent that existing and anticipated sources of cash are not sufficient to fund our future activities, we may need to raise additional funds through additional borrowings or the sale of equity securities. There can be no assurance that our financing arrangements will provide us with sufficient funds or that we will be able to obtain any additional funds on terms favorable to us or at all.
Sources of Credit.  Our sources of credit as of March 31, 2018 are summarized in the following table:

(dollars in thousands)	Maximum Amounts Available	Reductions in Available Credit Facility for Other Financial Instruments	March 31, 2018 Amounts Outstanding	March 31, 2018 Amounts Available
Sources of Credit
Private placement	$988,190	$—	$988,190	$—
Credit Agreement (1)	1,000,000	13,406	331,206	655,388
Total Sources of Credit	$1,988,190	$13,406	$1,319,396	$655,388
(1) At March 31, 2018, there was $13.4 million of letters of credit outstanding under the Credit Agreement.
Our sources of funding from credit as of March 31, 2018 are summarized below:

•
On March 23, 2018, we entered into a Credit Agreement (the "Credit Agreement") with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement replaced a bank credit facility dated March 31, 2015. The Credit Agreement provides up to $1.0 billion of credit, in the form of a revolver facility, which may be utilized for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit. The revolver facility may be increased in specified circumstances by up to $500.0 million. The Credit Agreement will mature on March 23, 2023, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on that date. The Credit Agreement contains leverage and interest coverage covenants. Borrowings may be taken in U.S. dollars, euros, and pounds sterling and certain other specified currencies and bear interest at our option based upon either the Base Rate or the Eurocurrency Rate, plus the Applicable Margin in effect from time to time under the Credit Agreement. The Applicable Margin is determined based on the ratio of Consolidated Total Debt to Consolidated EBITDA (as such terms are defined in the Credit Agreement). Interest on Base Rate Advances is payable quarterly in arrears and interest on Eurocurrency Rate Advances is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months. Borrowings at closing were used to repay outstanding balances of debt outstanding under the former bank credit facility dated March 31, 2015 that was scheduled to mature on March 31, 2020 and for other general corporate purposes.

Our outstanding Senior Notes at March 31, 2018 were as follows:

(dollars in thousands)	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2018
$85,000 Senior notes at 6.33%	2008 Private Placement	August 2018	$85,000
$35,000 Senior notes at 6.43%	2008 Private Placement	August 2020	35,000
$91,000 Senior notes at 3.20%	2012 Private Placement	December 2022	91,000
$80,000 Senior notes at 3.35%	2012 Private Placement	December 2024	80,000
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	25,000
$125,000 Senior notes at 3.45%	2015 Private Placement	May 2025	125,000
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125,000
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100,000
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50,000
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	73,912
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45,000
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	24,637
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	63,141
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	23,406
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	42,094
Total Senior Notes			$988,190

•
On February 27, 2017, we issued and sold an aggregate principal amount of $95.0 million, €99.0 million, and £75.0 million, of senior notes in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. These notes have maturities of between 10 and 15 years from the issue date. The agreement governing these notes contains leverage and interest coverage covenants.

•
On May 15, 2015, Old STERIS issued and sold $350.0 million of senior notes, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. These notes have maturities of 10 to 15 years from the issue date. The agreement governing these notes contains leverage and interest coverage covenants.

•
The agreements governing certain senior notes issued and sold in February 2013, December 2012, and August 2008, were amended and restated in their entirety on March 31, 2015. All of these notes were issued and sold in private placements to certain institutional investors in offerings that were exempt from the registration requirements of the Securities Act of 1933. The amended and restated agreements, which have been consolidated into a single agreement for the 2013 and 2012 notes, and a separate single agreement for the 2008 notes, contain leverage and interest coverage covenants.

As of March 31, 2018 a total of $331.2 million was outstanding under the Credit Agreement, based on currency exchange rates as of March 31, 2018. At March 31, 2018, we had $655.4 million of unused funding available under the Credit Agreement. The Credit Agreement includes a sub-limit that reduces the maximum amount available to us by letters of credit outstanding. At March 31, 2018, there was $13.4 million in letters of credit outstanding under the Credit Agreement.
At March 31, 2018, we were in compliance with all financial covenants associated with our indebtedness. We provide additional information regarding our debt structure and payment obligations in the section of the MD&A titled, “Liquidity and Capital Resources” in the subsection titled, “Contractual and Commercial Commitments” and in Note 6 to our consolidated financial statements titled, “Debt.”
CAPITAL EXPENDITURES
Our capital expenditure program is a component of our long-term strategy. This program includes, among other things, investments in new and existing facilities, business expansion projects, radioisotope (cobalt-60), and information technology enhancements and research and development advances. During fiscal 2018, our capital expenditures amounted to $165.5 million. We use cash provided by operating activities and our cash and cash equivalent balances to fund capital expenditures. We expect fiscal 2019 capital expenditures to increase to approximately $190.0 million, reflecting continued facility expansions, integration of IT systems, new product development and general maintenance for existing facilities.

CONTRACTUAL AND COMMERCIAL COMMITMENTS
At March 31, 2018, we had commitments under non-cancelable operating leases totaling $109.2 million.
Our contractual obligations and commercial commitments as of March 31, 2018 are presented in the following tables. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from events that require us to fulfill commitments.

	Payments due by March 31,
(dollars in thousands)	2019	2020	2021	2022	2023 and thereafter	Total
Contractual Obligations:
Debt	$85,000	$—	$35,000	$—	$1,199,396	$1,319,396
Operating leases	24,116	19,933	14,666	11,051	39,464	109,230
Purchase obligations	29,276	29,617	30,785	27,430	11,363	128,471
Benefit payments under defined benefit plans	3,899	3,903	4,143	4,608	32,719	49,272
Trust assets available for benefit payments under defined benefit plans	(3,785)	(3,795)	(4,042)	(4,514)	(32,234)	(48,370)
Benefit payments under other post-retirement benefits plans	1,907	1,694	1,548	1,436	6,034	12,619
Total Contractual Obligations	$140,413	$51,352	$82,100	$40,011	$1,256,742	$1,570,618
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

	Amount of Commitment Expiring March 31,
(dollars in thousands)	2019	2020	2021	2022	2023 and thereafter	Totals
Commercial Commitments:
Performance and surety bonds	$53,219	$449	$4,086	$62	$1,482	$59,298
Letters of credit as security for self-insured risk retention policies	7,694	—	—	—	—	7,694
Total Commercial Commitments	$60,913	$449	$4,086	$62	$1,482	$66,992
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
Inventories and Reserves.  Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. We determine the LIFO inventory value at the end of the year based on inventory levels and costs at that time. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 26.0% and 29.0% of total inventories at March 31, 2018 and 2017, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $17.3 million and $16.7 million higher than those reported at March 31, 2018 and 2017, respectively.
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
As a result of our annual impairment review for goodwill and other indefinite lived intangible assets for fiscal year 2018, no indicators of impairment were identified. As a result of our annual goodwill impairment review for fiscal year 2017, we concluded that the carrying value of one of our reporting units exceeded its fair value. Prior to its divestiture in fiscal 2017, the Synergy Health Netherlands linen management unit was reported within our Healthcare Specialty Services segment. Financial forecasts prepared for the annual assessment reflected pricing pressures, volume declines driven by overcapacity in the market, and a decline in the overall market size. These factors resulted in further degradation of the already low operating margin and cash flows of this unit. We incurred a goodwill impairment charge of $58.4 million as a result, which is recorded within Goodwill impairment loss in the Consolidated Statements of Income. The fair market value of the reporting unit was determined under an income approach using discounted cash flows and estimated fair market values. Fair value calculated using a discounted cash flow analysis is classified within level 3 of the fair value hierarchy and requires several assumptions including risk adjusted discount rates and financial forecasts.
We evaluate indefinite lived intangible assets annually, or when evidence of potential impairment exists. We evaluate several qualitative indicators and assumptions, and trends that influence the valuation of the assets to determine if any evidence of potential impairment exists. During the third quarter of fiscal 2017, we adopted a new branding strategy change as part of the integration of certain Synergy Health operations into the Healthcare Specialty Services Segment. Under this new branding strategy, hospital sterilization services and instrument repair services will utilize the STERIS Instrument Management Services brand name. The Synergy Health trade name was phased out during the fourth quarter of fiscal 2017. As a result, we shortened the estimated useful life of the Synergy Health trade name and accelerated the corresponding amortization expense over the remainder of fiscal 2017, which totaled $14.4 million and was recorded within the Selling, general and administrative expense line on the Consolidated Statements of Income.
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
Self-Insurance Liabilities.  We record a liability for self-insured risks that we retain for general and product liabilities, workers’ compensation, and automobile liabilities based on actuarial calculations. We use our historical loss experience and actuarial methods to calculate the estimated liability. This liability includes estimated amounts for both losses and incurred but not reported claims. We review the assumptions used to calculate the estimated liability at least annually to evaluate the adequacy of the amount recorded. We maintain insurance policies to cover losses greater than our estimated liability, which are subject to the terms and conditions of those policies. The obligation covered by insurance contracts will remain on the balance sheet as we remain liable to the extent insurance carriers do not meet their obligation. Estimated amounts receivable under the contracts are included in the "Prepaid expenses and other current assets" line, and the "Other assets" line of our consolidated balance sheets. Our accrual for self-insured risk retention as of March 31, 2018 and 2017 was $20.9 million and $22.7 million, respectively.
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
Employee pension and post-retirement benefits plans are a cost of conducting business and represent obligations that will be settled in the future and therefore, require us to use estimates and make certain assumptions to calculate the expense and liabilities related to the plans. Changes to these estimates and assumptions can result in different expense and liability amounts. Future actual experience may be significantly different from our current expectations. We believe that the most critical assumptions used to determine net periodic benefit costs and projected benefit obligations are the expected long-term rate of return on plan assets and the discount rate. A summary of significant assumptions used to determine the March 31, 2018 projected benefit obligations and the fiscal 2018 net periodic benefit costs is as follows:

	Synergy Health plc	Isotron BV	Synergy Health Daniken AG	Synergy Health Radeberg	Synergy Health Allershausen	Harwell Dosimeters Ltd	U.S. Post- Retirement Benefits Plan
Funding Status	Funded	Funded	Funded	Unfunded	Unfunded	Funded	Unfunded
Assumptions used to determine March 31, 2018
Benefit obligations:
Discount rate	2.50%	1.60%	0.95%	1.60%	1.60%	2.55%	3.50%
Assumptions used to determine fiscal 2018
Net periodic benefit costs:
Discount rate	2.60%	1.60%	0.65%	1.50%	1.50%	2.55%	3.50%
Expected return on plan assets	4.97%	1.60%	1.40%	n/a	n/a	n/a	n/a
NA – Not applicable.

We develop our expected long-term rate of return on plan assets assumptions by evaluating input from third-party professional advisors, taking into consideration the asset allocation of the portfolios, and the long-term asset class return expectations. Generally, net periodic benefit costs increase as the expected long-term rate of return on plan assets assumption decreases. Holding all other assumptions constant, lowering the expected long-term rate of return on plan assets assumption for our funded defined benefit pension plans by 50 basis points would have increased the fiscal 2018 benefit costs by $0.01 million.
We develop our discount rate assumptions by evaluating input from third-party professional advisers, taking into consideration the current yield on country specific investment grade long-term bonds which provide for similar cash flow streams as our projected benefit obligations. Generally, the projected benefit obligations and the net periodic benefit costs both increase as the discount rate assumption decreases. Holding all other assumptions constant, lowering the discount rate assumption for our defined benefit pension plans and for the other post-retirement benefits plan by 50 basis points would have decreased the fiscal 2018 net periodic benefit costs by less than $0.1 million and would have increased the projected benefit obligations by approximately $11.3 million at March 31, 2018.

We have made assumptions regarding healthcare costs in computing our other post-retirement benefit obligation. The assumed rates of increase generally decline ratably over a five year-period from the assumed current year healthcare cost trend rate of 7.0% to the assumed long-term healthcare cost trend rate. A 100 basis point change in the assumed healthcare cost trend rate (including medical, prescription drug, and long-term rates) would have had the following effect at March 31, 2018:

	100 Basis Point
(dollars in thousands)	Increase	Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on postretirement benefit obligation	21	(20)

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
Share-based compensation expense was $22.2 million in fiscal 2018, $18.8 million in fiscal 2017 and $16.1 million in fiscal 2016. Note 14 to our consolidated financial statements titled, “Share-Based Compensation,” contains additional information about our share-based compensation plans.
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

FORWARD-LOOKING STATEMENTS
This Form 10-K may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date specified in this Annual Report and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS’s other securities filings, including Item 1A of this Annual Report on Form 10-K. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in this Annual Report or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) STERIS’s ability to meet expectations regarding the accounting and tax treatments of the Combination (the “Combination”) with STERIS Corporation and Synergy Health plc (“Synergy”), (b) the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in connection with the Combination within the expected time-frames or at all and to successfully integrate the operations of the companies, (c) the integration of the operations of the companies being more difficult, time-consuming or costly than expected, (d) operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the Combination, (e) the retention of certain key employees of Synergy being difficult, (f) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (g) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including, changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (h) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (i) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (j) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA, warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (k) the potential of international unrest, economic downturn or effects of currencies, tax assessments, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (l) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (m) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provisions of services, (n) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in this Annual Report on Form 10-K and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (o) the impact on STERIS and its operations of the “Brexit” or the exit of other member countries from the EU, (p) the impact on STERIS and its operations of any new legislation, regulations or orders, including, but not limited to any new trade or tax legislations, regulations or orders, that may be implemented by the new U.S. Administration or Congress, or of any responses thereto, (q) the possibility that anticipated financial results or benefits of recent acquisitions, including the Combination, or of STERIS’s restructuring efforts, or of recent divestitures, will not be realized or will be other than anticipated, and (r) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, we are exposed to various risks, including, but not limited to, interest rate, foreign currency, and commodity risks. These risks are described in the sections that follow.
INTEREST RATE RISK
As of March 31, 2018, we had $988.2 million in fixed rate senior notes outstanding. As of March 31, 2018, we had $331.2 million in outstanding borrowings under our Credit Agreement which are exposed to changes in interest rates. We monitor our interest rate risk, but do not engage in any hedging activities using derivative financial instruments. For additional information regarding our debt structure, refer to Note 6 to our Consolidated Financial Statements titled, “Debt.”
FOREIGN CURRENCY RISK
We are exposed to the impact of foreign currency exchange fluctuations. This foreign currency exchange risk arises when we conduct business in a currency other than the U.S. dollar. For most operations, local currencies have been determined to be the functional currencies. The financial statements of subsidiaries are translated to their U.S. dollar equivalents at end-of-period exchange rates for assets and liabilities and at average currency exchange rates for revenues and expenses. Translation adjustments for subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within equity. Note 18 to our consolidated financial statements titled, “Accumulated Other Comprehensive Income (Loss),” contains additional information about the impact of translation on accumulated other comprehensive income (loss) and equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in the Consolidated Statements of Income. Since we operate internationally and approximately 30% of our revenues and 40% of our cost of revenues are generated outside the United States, foreign currency exchange rate fluctuations can significantly impact our financial position, results of operations, and competitive position.
We enter into foreign currency forward contracts to hedge monetary assets and liabilities denominated in foreign currencies, including inter-company transactions. We do not use derivative financial instruments for speculative purposes. At March 31, 2018, we held foreign currency forward contracts to buy 13.0 million Canadian dollars.
COMMODITY RISK
We are dependent on basic raw materials, sub-assemblies, components, and other supplies used in our operations. Our financial results could be affected by the availability and changes in prices of these materials. Some of these materials are sourced from a limited number of suppliers or only a single supplier. These materials are also key source materials for our competitors. Therefore, if demand for these materials rises, we may experience increased costs and/or limited or unavailable supplies. As a result, we may not be able to acquire key production materials on a timely basis, which could impact our ability to produce products and satisfy incoming sales orders on a timely basis. In addition, the costs of these materials can rise suddenly and result in significantly higher costs of production. We believe that we have adequate sources of supply for many of our key materials and energy sources. Where appropriate, we enter into long-term supply contracts as a basis to guarantee a reliable supply. We may also enter into commodity swap contracts to hedge price changes in a certain commodity that impacts raw materials included in our cost of revenues. At March 31, 2018, we held commodity swap contracts to buy 592,460 pounds of nickel.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
STERIS plc

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of STERIS plc and subsidiaries (the Company) as of March 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 30, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1989.
Cleveland, Ohio
May 30, 2018

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

March 31,	2018	2017
Assets
Current assets:
Cash and cash equivalents	$201,534	$282,918
Accounts receivable (net of allowances of $12,472 and $10,357, respectively)	528,066	483,451
Inventories, net	205,731	197,837
Prepaid expenses and other current assets	54,326	53,596
Total current assets	989,657	1,017,802
Property, plant, and equipment, net	1,010,524	915,908
Goodwill and intangibles, net	3,160,764	2,956,190
Other assets	39,389	34,555
Total assets	$5,200,334	$4,924,455
Liabilities and equity
Current liabilities:
Accounts payable	$135,866	$133,479
Accrued income taxes	379	14,640
Accrued payroll and other related liabilities	94,000	78,575
Accrued expenses and other	168,217	154,889
Total current liabilities	398,462	381,583
Long-term indebtedness	1,316,001	1,478,361
Deferred income taxes, net	159,971	171,805
Other liabilities	108,600	82,673
Total liabilities	$1,983,034	$2,114,422
Commitments and contingencies (see Note 11)
Preferred shares, with £0.10 par value; 100 shares authorized; 100 issued and outstanding	15	15
Ordinary shares, with £0.10 par value; £17,006 aggregate par amount authorized; 84,747 and 84,948 ordinary shares issued and outstanding, respectively	2,048,037	2,085,134
Retained earnings	1,146,223	954,155
Accumulated other comprehensive income (loss)	11,685	(240,702)
Total shareholders’ equity	3,205,960	2,798,602
Noncontrolling interests	11,340	11,431
Total equity	3,217,300	2,810,033
Total liabilities and equity	$5,200,334	$4,924,455
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

Years Ended March 31,	2018	2017	2016
Revenues:
Product	$1,220,633	$1,198,319	$1,128,985
Service	1,399,363	1,414,437	1,109,779
Total revenues	2,619,996	2,612,756	2,238,764
Cost of revenues:
Product	646,177	624,020	617,368
Service	879,596	963,104	725,915
Total cost of revenues	1,525,773	1,587,124	1,343,283
Gross profit	1,094,223	1,025,632	895,481
Operating expenses:
Selling, general, and administrative	629,884	680,069	626,710
Goodwill impairment loss	—	58,356	—
Research and development	60,782	59,397	56,664
Restructuring expenses	103	215	(820)
Total operating expenses	690,769	798,037	682,554
Income from operations	403,454	227,595	212,927
Non-operating expenses, net:
Interest expense	50,629	44,520	42,708
Interest income and miscellaneous expense	(2,157)	(1,571)	(1,665)
Total non-operating expenses, net	48,472	42,949	41,043
Income before income tax expense	354,982	184,646	171,884
Income tax expense	63,360	74,015	60,299
Net income	291,622	110,631	111,585
Less: Net income attributable to noncontrolling interests	707	666	822
Net income attributable to shareholders	$290,915	$109,965	$110,763

Net income per share attributable to shareholders:
Basic	$3.42	$1.29	$1.57
Diluted	$3.39	$1.28	$1.56
Cash dividends declared per ordinary share outstanding	$1.21	$1.09	$0.98

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Years Ended March 31,	2018	2017	2016
Net income	$291,622	$110,631	$111,585
Less: Net income attributable to noncontrolling interests	707	666	822
Net income attributable to shareholders	$290,915	$109,965	$110,763

Other comprehensive (loss) income
Unrealized gain (loss) on available for sale securities, (net of taxes of $516, $402 and $(266), respectively)	1,792	851	(1,741)
Amortization of pension and postretirement benefit plans costs, (net of taxes of $1,860, $963, and ($700), respectively)	(4,387)	(7,463)	(3,032)
Pension settlement (net of taxes of $0, $0 and $10,563, respectively)	—	—	17,029
Change in cumulative foreign currency translation adjustment	254,982	(165,931)	(13,746)
Total other comprehensive income (loss) attributable to shareholders	252,387	(172,543)	(1,490)
Comprehensive (loss) income attributable to shareholders	$543,302	$(62,578)	$109,273

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Years Ended March 31,	2018	2017	2016
Operating activities:
Net income	$291,622	$110,631	$111,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	178,332	188,142	143,740
Deferred income taxes	(24,722)	31,274	704
Share-based compensation expense	22,187	18,794	16,147
Pension settlement expense	—	—	26,470
Pension contributions made in settlement	—	—	(4,641)
Loss on the disposal of property, plant, equipment, and intangibles, net	2,582	760	1,813
Loss on sale of businesses	14,547	86,574	—
Excess tax benefit from share-based compensation	—	—	(6,281)
Goodwill impairment loss	—	58,356	—
Other items	32,229	(13,242)	(14,328)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(37,731)	(48,140)	(31,560)
Inventories, net	(5,178)	(12,829)	1,810
Other current assets	(1,244)	2,324	(9,599)
Accounts payable	563	6,884	5,249
Accruals and other, net	(15,555)	(5,442)	13,566
Net cash provided by operating activities	457,632	424,086	254,675
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(165,457)	(172,901)	(126,407)
Proceeds from the sale of property, plant, equipment, and intangibles	2,094	4,846	844
Proceeds from the sale of businesses	8,888	135,713	—
Purchases of investments	—	(6,356)	—
Acquisition of business, net of cash acquired	(46,271)	(65,557)	(604,021)
Other	(3,083)	—	—
Net cash used in investing activities	(203,829)	(104,255)	(729,584)
Financing activities:
Proceeds from the issuance of long-term obligations	—	293,730	350,000
Payments on long-term obligations	(222,500)	(172,500)	(92,567)
Proceeds under credit facilities, net	29,065	(196,613)	369,451
Deferred financing fees and debt issuance costs	(2,029)	(1,073)	(5,169)
Acquisition related deferred or contingent consideration	(2,064)	(9,918)	—
Repurchases of common shares	(65,485)	(97,509)	(14,369)
Cash dividends paid to common shareholders	(102,929)	(93,193)	(65,203)
Proceeds from issuance of equity to minority shareholders	—	5,022	625
Stock option and other equity transactions, net	9,758	4,955	11,240
Excess tax benefit from share-based compensation	—	—	6,281
Net cash (used in) provided by financing activities	(356,184)	(267,099)	560,289
Effect of exchange rate changes on cash and cash equivalents	20,997	(18,655)	(4,228)
Increase (decrease) in cash and cash equivalents	(81,384)	34,077	81,152
Cash and cash equivalents at beginning of period	282,918	248,841	167,689
Cash and cash equivalents at end of period	$201,534	$282,918	$248,841
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Ordinary Shares		Preferred Shares		Treasury Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
	Number	Amount	Number	Amount	Number	Amount
Balance at March 31, 2015	59,675	$264,853	—	$—	10,364	$(320,343)	$1,193,791	$(66,669)	$2,014	$1,073,646
Comprehensive income:
Net income	—	—	—	—	—	—	110,763	—	822	111,585
Other comprehensive loss	—	—	—	—	—	—	—	(1,490)	—	(1,490)
Repurchases of ordinary shares	(267)	(1,020)	—	—	248	(12,974)	(375)	—	—	(14,369)
Equity compensation programs	664	13,624	—	—	(538)	13,667	—	—	—	27,291
Retirement of treasury shares	—	(20,133)	—	—	(10,074)	319,650	(299,517)	—	—	—
Issuance of shares for Synergy Combination	25,839	1,887,479	100	15	—	—	—	—	13,574	1,901,068
Purchase of subsidiary shares from noncontrolling interest	9	635	—	—	—	—	—	—	(1,453)	(818)
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	—	—	1,443	1,443
Tax benefit of stock options exercised	—	6,281	—	—	—	—	—	—	—	6,281
Cash dividends – $0.98 per ordinary share	—	—	—	—	—	—	(65,203)	—	—	(65,203)
Change in noncontrolling interest	—	—	—	—	—	—	—	—	(542)	(542)
Balance at March 31, 2016	85,920	$2,151,719	100	$15	—	$—	$939,459	$(68,159)	$15,858	$3,038,892
Comprehensive income:
Net income	—	—	—		—	—	109,965	—	666	110,631
Other comprehensive loss	—	—	—	—	—	—	—	(172,543)	—	(172,543)
Repurchases of ordinary shares	(1,455)	(95,433)	—	—	—	—	(2,076)	—	—	(97,509)
Equity compensation programs and other	416	23,826	—	—	—	—	—	—	—	23,826
Purchase of subsidiary shares from noncontrolling interest	67	5,022	—	—	—	—	—	—	(5,374)	(352)
Issuance of subsidiary shares to noncontrolling interest	—	—	—	—	—	—	—	—	530	530
Cash dividends – $1.09 per ordinary share	—	—	—	—	—	—	(93,193)	—	—	(93,193)
Other changes in noncontrolling interest	—	—	—	—	—	—	—	—	(249)	(249)
Balance at March 31, 2017	84,948	$2,085,134	100	$15	—	$—	$954,155	$(240,702)	$11,431	$2,810,033
Comprehensive income:
Net income	—	—	—	—	—	—	290,915	—	707	291,622
Other comprehensive income	—	—	—	—	—	—	—	252,387	—	252,387
Repurchases of ordinary shares	(793)	(69,567)	—	—	—	—	4,082	—	—	(65,485)
Equity compensation programs and other	592	32,470	—	—	—	—	—	—	—	32,470
Cash dividends – $1.21 per ordinary share	—	—	—	—	—	—	(102,929)	—	—	(102,929)
Other changes in noncontrolling interest	—	—	—	—	—	—	—		(798)	(798)
Balance at March 31, 2018	84,747	$2,048,037	100	$15	—	$—	$1,146,223	$11,685	$11,340	$3,217,300
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
STERIS plc is a leading provider of infection prevention and other procedural products and services. We offer our Customers a unique mix of innovative consumable products, such as detergents, gastrointestinal ("GI") endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair solutions, laboratory testing services, on-site and off-site reprocessing, and capital equipment products, such as sterilizers and surgical tables, and connectivity solutions such as operating room (“OR”) integration.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Information supplementing our Consolidated Statements of Cash Flows is as follows:

Years Ended March 31,	2018	2017	2016
Cash paid during the year for:
Interest	$48,663	$42,797	$37,165
Income taxes	85,629	78,009	60,885
Cash received during the year for income tax refunds	7,747	2,002	1,697
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
In transactions that contain multiple elements, such as when products, maintenance services, and other services are combined, we recognize revenue as each product is delivered or service is provided to the Customer. We allocate the total arrangement consideration to each element based on its relative selling price, based on the price for the product or service when it is sold separately.
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
Inventories, net. Inventories are stated at the lower of their cost or market value. We determine cost based upon a combination of the last-in, first-out (“LIFO”) and first-in, first-out (“FIFO”) cost methods. For inventories valued using the LIFO method, we believe that the use of the LIFO method results in a matching of current costs and revenues. Inventories valued using the LIFO method represented approximately 26.0% and 29.0% of total inventories at March 31, 2018 and 2017, respectively. Inventory costs include material, labor, and overhead. If we had used only the FIFO method of inventory costing, inventories would have been $17,280 and $16,706 higher than those reported at March 31, 2018 and 2017, respectively.
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
Property, Plant, and Equipment.  Our property, plant, and equipment consists of land and land improvements, buildings and leasehold improvements, machinery and equipment, information systems, radioisotope (cobalt-60), and construction in progress. Property, plant, and equipment are presented at cost less accumulated depreciation and depletion. We capitalize additions and improvements. Repairs and maintenance are charged to expense as they are incurred.

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
Interest.  We capitalize interest costs incurred during the construction of long-lived assets. We capitalized interest costs of $528 and $1,141 for the years ended March 31, 2018 and 2017, respectively. Total interest expense for the years ended March 31, 2018, 2017, and 2016 was $50,629, $44,520, and $42,708, respectively.
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
Asset Retirement Obligations. We incur retirement obligations for certain assets. We record initial liabilities for the asset retirement obligations ("ARO") at fair value. Recognition of ARO includes: estimating the present value of a liability and offsetting asset, the subsequent accretion of that liability and depletion of the asset, and a periodic review of the ARO liability estimates and discount rates used in the analysis. We provide additional information about our asset retirement obligations in Note 5 to our consolidated financial statements titled, “Property, Plant and Equipment.”
Acquisitions of Business.  Assets acquired and liabilities assumed in a business combination are accounted for at fair value on the date of acquisition. Costs related to the acquisition are expensed as incurred.
Goodwill.  We perform our annual impairment test for goodwill in the third quarter of each year. We may consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. We may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. We review the book value compared to the fair value at the reporting unit level. We calculate the fair value of our reporting units based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. Assumptions used in our impairment evaluations, such as forecasted growth rates and cost of capital, are consistent with internal projections, strategic plans, and operating plans. We believe such assumptions and estimates are also comparable to those that would be used by other market place participants.

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
Foreign Currency Translation.  Most of our operations use their local currency as their functional currency. Financial statements of subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses. Translation adjustments for subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) within equity. Transaction gains and losses resulting from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized as incurred in the accompanying Consolidated Statement of Income, except for certain inter-company balances designated as long-term in nature.
Forward and Swap Contracts.  We enter into foreign currency forward contracts to hedge assets and liabilities denominated in foreign currencies, including inter-company transactions.We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are marked to market, with gains and losses recognized within “Selling, general, and administrative expenses” or "Cost of revenues" in the accompanying Consolidated Statements of Income.
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
Advertising Expenses.  Costs incurred for communicating, advertising and promoting our products are generally expensed when incurred as a component of Selling, General and Administrative Expense. We incurred $10,886, $12,622, and $10,785 of advertising costs during the years ended March 31, 2018, 2017, and 2016, respectively.
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
Medical Device Excise Tax. The Medical Device Excise Tax became effective January 1, 2013. The excise tax was mandated by the 2010 health care reform legislation and assesses a 2.3% tax on the sale or use of certain medical devices that are sold or manufactured in the United States. Many of our products are subject to the excise tax. Late in 2015, Congress enacted legislation that suspended the excise tax for 2016 and 2017. Early in 2018, U.S. Congress enacted legislation that extended the suspension of the excise tax for 2018 and 2019. Therefore, we did not incur Medical Device Excise taxes during fiscal 2018 or 2017. Should the U.S. Congress take no further action with regard to this tax we will begin to incur excise tax in the fourth quarter of fiscal 2020. We incurred Medical Device Excise taxes of $5,802 during fiscal year 2016, which was included in cost of revenues in the period of sale.
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
This standard eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedures that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments of this standard, an entity would perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The loss should not exceed the total amount of goodwill allocated to that reporting unit. Tax effects should be considered. The standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted.
			Third Quarter Fiscal 2018	The prospective adoption of this standard did not have a material impact on our consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

ASU 2016-09, "Stock Compensation: Improvements to Employee Share-Based Payment Accounting" (Topic 718)	March 2016
The standard simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016 and interim periods within that period. Early adoption is permitted.
First Quarter Fiscal 2017
As a result of the adoption of this standard, we recorded $6.6 million and $5.1 million of excess tax benefits associated with share based compensation in the Consolidated Statements of Income for the years ended March 31, 2018 and 2017, respectively, and have included the associated cash flows as cash provided by operating activities. Prior periods have not been restated.

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
N/A
We have completed our evaluation of our revenue streams and contracts and have adopted this standard on April 1, 2018 using the modified retrospective method. We have identified certain historical revenue transactions for which the timing of recognition would have been different under this standard. The amount of the cumulative adjustment required to defer revenue based on these transactions at the end of fiscal 2018 represents less than 0.5% of fiscal 2018 revenues, which will reduce retained earnings as of April 1, 2018. We are in the process of finalizing our revenue accounting policy and implementing changes to our business processes, disclosures and controls. Additionally, we expect to provide the required additional disclosures in periods subsequent to the adoption.

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
N/A
The impact that the standard will have on our consolidated financial statements will depend on the future variability in the fair values of our equity investments. However, based on current investment holdings, the impact is not expected to be material.

ASU 2016-02, "Leases" (Topic 842)	February 2016
The standard will require lessees to record all leases, whether finance or operating, on the balance sheet. An asset will be recorded to represent the right to use the leased asset, and a liability will be recorded to represent the lease obligation. The standard is effective for annual periods beginning after December 15, 2018 and interim periods within that period. Early adoption is permitted.
N/A
We are currently evaluating the impact that the standard will have on our consolidated financial statements. We are also evaluating our lease portfolio, software packages, process and policy change requirements. We anticipate that most of our operating leases will result in the recognition of additional assets and corresponding liabilities in our Consolidated Balance Sheet, however we do not expect the standard to have a material impact on our financial position. The actual impact will depend on our lease portfolio at the time of adoption. More information regarding our total operating lease commitments at March 31, 2018, is disclosed in Note 5, "Property, Plant and Equipment".

ASU 2016-13, "Measurement of Credit Losses on Financial Instruments"	June 2016
The standard requires a financial asset (or group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The standard is effective for annual periods beginning after December 15, 2019. Early adoption is permitted.
		N/A	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

ASU 2016-15, "Statement of Cash Flows" (Topic 230)	August 2016
This standard provides guidance on the following specific cash flow issues: Debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The standard is effective for annual periods beginning after December 15, 2017 and interim periods within that period. Early adoption is permitted.
		N/A	The impact that the standard will have will depend on the future occurrence of the relevant transactions or conditions addressed by the standard.
ASU 2016-16, "Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory" (Topic 740)	October 2016
The standard improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard requires the recognition of income tax consequences resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for annual periods beginning after December 15, 2017. Early adoption is permitted.
		N/A	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements. The impact will depend on the value of future intra-entity transfers.
ASU 2017-07 "Compensation - Retirement Benefits - Improving the Presentation of Net Periodic Pension and Net Periodic Postretirement Benefit Cost" (Topic 715)	March 2017
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
N/A
The adoption of this standard is not expected to have a material impact on our consolidated financial statements as it principally relates to classification of costs within our Consolidated Statements of Income. The components of our net periodic benefit costs are disclosed in Note 9, "Benefit Plans".

ASU 2017-09 "Compensation - Stock Compensation" (Topic 718)	May 2017
The standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted.

		N/A	The impact will depend on the future occurrence of the relevant terms or conditions addressed by the standard.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

ASU 2017-12 "Targeted Improvements to Accounting for Hedging Activities" (Topic 815)	August 2017
The standard provides targeted improvements to accounting for hedging activities by expanding an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted in any interim period after issuance of the standard. The standard should be applied using a modified retrospective approach for cash flow and net investment hedge relationships that exist on the date of adoption, and prospectively for presentation and disclosure requirements.

		N/A	We do not expect this standard to have a material impact on our consolidated financial statements.
ASU 2018-02 "Income Statement - Reporting Comprehensive Income" (Topic 220)	February 2018
The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. The underlying guidance requiring that the effect of a change in tax laws or rates be in included in income form continuing operations is not affected. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted.
		N/A	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.
2. BUSINESS ACQUISITIONS AND DIVESTITURES
Fiscal 2018 Acquisitions
We completed six minor purchases that continued to expand our product and service offerings in the Healthcare Products, Healthcare Specialty Services and Applied Sterilization Technologies segments. The aggregate purchase price associated with these transactions was approximately $52.9 million, net of cash acquired and including potential contingent consideration of $5.4 million. The purchase price for the acquisitions was financed with both cash on hand and with credit facility borrowings. Purchase price allocations will be finalized within a measurement period not to exceed one year from the applicable closing.
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
Fiscal 2016 Acquisitions
Synergy Health plc
On November 2, 2015, STERIS acquired all outstanding shares of Synergy in a cash and stock transaction valued at £24.80 ($38.17) per Synergy share, or a total of approximately $2.3 billion based on the lowest trading price of Old STERIS’s stock of $73.02 per share on November 2, 2015. The Combination brought together businesses that generate revenues from over 100 countries and that are geographically complementary. Total costs of approximately $63.8 million before tax were incurred during fiscal year 2016 related to the Combination and are reported in Selling, general and administrative expense.
During the fiscal 2017 third quarter, adjustments were made to finalize the opening balance sheet fair value estimates. Adjustments related primarily to property, plant and equipment, intangible assets and goodwill. The cumulative impact of the final purchase price allocation resulted in a cumulative decrease in depreciation, amortization and depletion expense of approximately $20.0 million, of which approximately $17.0 million was recorded within Selling, general and administrative expense and approximately $3.0 million was recorded within Cost of revenues in the Consolidated Statements of Income. The cumulative foreign currency translation adjustment recorded as a result of the finalization of purchase accounting was approximately $170.0 million.
Actual and Pro Forma Impact
Our fiscal 2016 consolidated financial statements include Synergy's results of operations from the date of acquisition on November 2, 2015 through March 31, 2016. Net sales and operating income attributable to Synergy during this period and included in our consolidated financial statements for the fiscal year ended March 31, 2016 total $254.9 million and $3.7 million, respectively.
The following unaudited pro forma information gives effect to our acquisition of Synergy as if the acquisition had occurred at the beginning of fiscal 2016 and Synergy had been included in our consolidated results of operations for fiscal year ended March 31, 2016.

Fiscal Year Ending
Amounts are unaudited	March 31, 2016
Net revenues	$2,619,056
Net income from continuing operations	188,269
The historical consolidated financial information of STERIS and Synergy has been adjusted in the pro forma information to give effect to pro forma events that are (1) directly attributable to the transaction, (2) factually supportable and (3) expected to have a continuing impact on the combined results. The unaudited pro forma results include adjustments to reflect the amortization of the inventory step-up, the incremental depreciation from the fair value adjustments to property, plant and equipment, and the incremental intangible asset amortization to be incurred based on the valuations of the assets acquired. Adjustments to financing costs and income tax expense also were made to reflect the capital structure and anticipated effective tax rate of the combined entity. These pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisition had occurred prior to the beginning of the period presented or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Gepco
On July 31, 2015, we acquired all of the outstanding shares of General Econopak, Inc. (“Gepco”), since renamed STERIS Barrier Products Solutions, Inc., for a purchase price of $176.5 million in cash, including a customary working capital adjustment. Gepco is a Pennsylvania-based manufacturer of product solutions in the areas of sterility maintenance, barrier protection, and sterile cleanroom products for pharmaceutical, biotechnology and veterinary Customers. Gepco has been integrated into our Life Sciences business segment. The purchase price was financed through a combination of credit facility borrowings and cash on hand. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date. The acquisition qualified for joint election tax benefit under Section 338 (h)(10) of the Internal Revenue Code, which allows goodwill and intangibles to be fully deductible for tax purposes.
Black Diamond
On June 12, 2015, we acquired the capital stock of Black Diamond Video, Inc. ("Black Diamond"), a California-based developer and provider of operating room integration systems. The purchase price was approximately $46.2 million, which included a working capital adjustment, deferred consideration of $5.9 million and contingent consideration of $0.8 million. The transaction consideration paid at closing was funded with cash on hand. Black Diamond has been integrated into our Healthcare Products business segment. The purchase price has been allocated to the net assets acquired based on fair values at the acquisition date.
Other 2016 Acquisitions
We also completed several other minor purchases that continued to expand our service offerings in the Healthcare Products, Healthcare Specialty Services and Life Sciences segments. The aggregate purchase price associated with these transactions was approximately $41.1 million, including potential contingent consideration of $1.8 million.
Fair Value of Assets Acquired and Liabilities Assumed
The table below summarizes the allocation of the purchase price to the net assets acquired based on fair values at the acquisition dates for our fiscal 2018, 2017 and 2016 acquisitions.

	Fiscal Year 2018	Fiscal Year 2017			Fiscal Year 2016
(dollars in thousands)	All Acquisitions (1)	Medisafe	Compass	Phoenix Surgical and Endo-Tek	Synergy Health plc	Gepco	Black Diamond	Other Acquisitions
Cash	$235	$3,751	$—	$769	$53,057	$1,108	$—	$—
Accounts receivable	1,464	3,634	629	1,123	103,093	4,161	2,966	3,859
Inventory	2,289	2,454	659	950	30,074	1,926	3,309	1,108
Property, plant and equipment	3,420	639	13	1,092	496,555	3,421	607	1,979
Other assets	126	—	31	46	19,175	946	54	—
Intangible assets	15,318	17,151	5,992	7,824	504,196	61,900	13,500	14,829
Goodwill	35,766	19,599	8,987	5,938	1,685,524	104,485	31,792	20,630
Total Assets	58,618	47,228	16,311	17,742	2,891,674	177,947	52,228	42,405
Current liabilities	(2,833)	(5,562)	(309)	(1,373)	(107,932)	(1,473)	(4,525)	(1,277)
Long-term indebtedness	—	—	—	—	(321,082)	—	—	—
Non-current liabilities	(2,622)	(3,398)	—	(1,263)	(159,112)	—	(1,548)	(49)
Total Liabilities	(5,455)	(8,960)	(309)	(2,636)	(588,126)	(1,473)	(6,073)	(1,326)
Net Assets	$53,163	$38,268	$16,002	$15,106	$2,303,548	$176,474	$46,155	$41,079
(1) Purchase price allocation is still preliminary as of March 31, 2018, as valuations have not been finalized.
Acquisition related transaction and integration costs totaled $16.2 million, $30.1 million, and $82.9 million for the fiscal years ended March 31, 2018, 2017, and 2016, respectively. These costs are included in Selling, general, and administrative expenses in the Consolidated Statements of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Divestitures
Synergy Health Healthcare Consumable Solutions
On November 20, 2017, we sold our Synergy Health Healthcare Consumable Solutions ("HCS") business to Vernacare. Annual revenues for the HCS business were approximately $40.0 million and were included in the Healthcare Products segment. We recorded proceeds of $8.2 million, net of cash divested, and subject to a working capital adjustment. We also recognized a pre-tax loss on the sale, subject to final working capital adjustments, of $13.5 million in Selling, general, and administrative expense in the Consolidated Statement of Income.
Netherlands Linen Management Services
On February 9, 2017, we sold our Synergy Health Netherlands Linen Management Services business to EMEA B.V. Annual revenues for Synergy Health Netherlands Linen Management Services were approximately $75 million and were included in the Healthcare Specialty Services segment. We recorded a $43.0 million pre-tax loss on the sale in Selling, general, and administrative expense in the Consolidated Statements of Income as a result of the divestiture. In connection with the divestiture, we entered into a loan agreement to provide financing of up to €15 million for a term of up to 15 years. The loan carries an interest rate of 4 percent for the first four years and 12 percent thereafter. Outstanding borrowings under the agreement totaled $3.1 million at March 31, 2018.
U.S. Linen Management Services
On November 3, 2016, we sold our Synergy Health U.S. Linen Management Services business to SRI Healthcare LLC. Annual revenues for U.S. Linen Management Services were approximately $50 million and were included in the Healthcare Specialty Services segment. We recorded proceeds of $4.5 million and recognized a pre-tax loss on the sale, subject to final adjustments, of $31.2 million in Selling, general, and administrative expense in the Consolidated Statements of Income.
Synergy Health Labs
On September 2, 2016, we sold Synergy Health Laboratory Services to SYNLAB International. Annual revenues for the Synergy Health Labs were approximately $15.0 million and were included in the Applied Sterilization Technologies segment. We recorded proceeds of $26.3 million, net of cash divested, and recognized a pre-tax gain on the sale of $18.7 million in Selling, general, and administrative expense in the Consolidated Statements of Income.
Applied Infection Control
On August 31, 2016, we completed the sale of our Applied Infection Control ("AIC") product line to DEB USA, Inc., a wholly-owned subsidiary of S.C. Johnson & Son, Inc. Annual revenues for the AIC product line were typically less than $50.0 million and were included in the Healthcare Products segment. We recorded proceeds of $41.8 million and recognized a pre-tax gain on the sale of $36.2 million in Selling, general, and administrative expense in the Consolidated Statements of Income.
UK Linen Management Services
On July 1, 2016, we sold our Synergy Health UK Linen Management Services business to STAR Mayan Limited. Annual revenues for UK Linen Management Services were approximately $50.0 million and were included in the Healthcare Specialty Services segment. We recorded proceeds of $65.4 million, net of cash divested, and recognized a pre-tax loss on the sale of $66.4 million in Selling, general, and administrative expense in the Consolidated Statements of Income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

3. GOODWILL AND INTANGIBLE ASSETS
Changes to the carrying amount of goodwill for the years ended March 31, 2018, 2017 and 2016 were as follows:

	Healthcare Products Segment	Healthcare Specialty Services Segment	Life Sciences Segment	Applied Sterilization Technologies Segment	Synergy Combination	Total
Balance at March 31, 2016	363,770	154,272	147,334	83,035	1,408,192	2,156,603
Goodwill acquired or allocated	19,618	21,781	—	—	—	41,399
Synergy allocation	—	376,807	—	1,308,717	(1,411,781)	273,743
Divestitures	—	(85,806)	—	—	—	(85,806)
Impairment	—	(58,356)	—	—	—	(58,356)
Foreign currency translation adjustments	(5,623)	(32,819)	(820)	(60,607)	3,589	(96,280)
Balance at March 31, 2017	$377,765	$375,879	$146,514	$1,331,145	$—	$2,231,303
Goodwill acquired or allocated	16,418	3,501	—	15,847	—	35,766
Reassignment	—	(1,855)	—	1,855	—	—
Foreign currency translation adjustments	10,491	10,500	2,302	143,422	—	166,715
Balance at March 31, 2018	$404,674	$388,025	$148,816	$1,492,269	$—	$2,433,784
The fiscal 2018 goodwill increase was due to our recent business acquisitions, which are discussed in Note 2, titled "Business Acquisitions" and the impact of foreign currency. The fiscal 2018 reassignment between the Healthcare Specialty Services and the Applied Sterilization Technologies segments resulted from certain minor organizational changes that were made to better align with our Customers.
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
We evaluate the recoverability of recorded goodwill amounts annually during the third fiscal quarter, or when evidence of potential impairment exists. As a result of our annual goodwill impairment review for fiscal year 2017, we concluded that the carrying value of one of our reporting units exceeded its fair value. The Synergy Health Netherlands linen management unit was reported within our Healthcare Specialty Services segment. Financial forecasts prepared for the annual assessment reflected pricing pressures, volume declines driven by overcapacity in the market, and a decline in the overall market size. These factors resulted in further degradation of the already low operating margin and cash flows of this unit. We incurred a goodwill impairment charge of $58,356 as a result, which is recorded within Goodwill impairment loss in the Consolidated Statements of Income. The fair market value of the reporting unit was determined under an income approach using discounted cash flows and estimated fair market values. Fair value calculated using a discounted cash flow analysis is classified within level 3 of the fair value hierarchy and requires several assumptions including risk adjusted discount rates and financial forecasts.
As a result of our annual impairment review for goodwill for fiscal year 2018 and fiscal year 2016, no indicators of impairment were identified.
Our fiscal 2018, 2017, and 2016 acquisitions are described in Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures".

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Information regarding our intangible assets is as follows:

	2018		2017
March 31,	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$663,532	$150,358	$597,386	$96,648
Non-compete agreements	4,738	3,790	4,722	3,629
Patents and technology	226,318	107,598	211,812	86,665
Trademarks and tradenames	83,509	36,864	80,223	32,547
Supplier relationships	54,800	7,307	54,800	4,567
Other	10	10	10	10
Total	$1,032,907	$305,927	$948,953	$224,066
Certain trademarks and tradenames obtained as a result of business combinations are indefinite-lived assets. We evaluate our indefinite-lived intangible assets annually during the third quarter, or when evidence of potential impairment exists. No impairment was taken for the fiscal years 2018, 2017 or 2016. The approximate carrying value of these assets at March 31, 2018 and March 31, 2017 was $35,266 and $34,970, respectively. Total amortization expense for finite-lived intangible assets was $70,195, $68,607, and $49,782 for the years ended March 31, 2018, 2017, and 2016, respectively. Based upon the current amount of intangible assets subject to amortization, the amortization expense for each of the five succeeding fiscal years is estimated to be as follows:

	2019	2020	2021	2022	2022
Estimated amortization expense	$68,447	$67,390	$66,742	$63,832	$59,061
The estimated annual amortization expense presented in the preceding table has been calculated based upon March 31, 2018 currency exchange rates.
During the third quarter of fiscal 2017, we adopted a new branding strategy change as part of the integration of certain Synergy Health operations into the Healthcare Specialty Services Segment. Under this new branding strategy, hospital sterilization services and instrument repair services will utilize the STERIS Instrument Management Services brand name. The Synergy Health trade name was phased out during the fourth quarter of fiscal 2017. As a result, we shortened the estimated useful life of the Synergy Health trade name and accelerated the corresponding amortization expense over the remainder of fiscal 2017, resulting in an additional expense of $14,444 within the Selling, general and administrative expense line on the Consolidated Statements of Income.
4. INVENTORIES, NET
Inventories, net consisted of the following:

March 31,	2018	2017
Raw materials	$83,741	$65,300
Work in process	34,904	26,538
Finished goods	124,005	140,559
LIFO reserve	(17,280)	(16,706)
Reserve for excess and obsolete inventory	(19,639)	(17,854)
Inventories, net	$205,731	$197,837

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

5. PROPERTY, PLANT AND EQUIPMENT
Information related to the major categories of our depreciable assets is as follows:

March 31,	2018	2017
Land and land improvements (1)	$55,417	$46,848
Buildings and leasehold improvements	449,316	393,692
Machinery and equipment	575,607	508,247
Information systems	145,726	119,920
Radioisotope	476,578	436,787
Construction in progress (1)	87,745	77,421
Total property, plant, and equipment	1,790,389	1,582,915
Less: accumulated depreciation and depletion	(779,865)	(667,007)
Property, plant, and equipment, net	$1,010,524	$915,908
(1) Land is not depreciated. Construction in progress is not depreciated until placed in service.

Depreciation and depletion expense were $108,137, $119,536 and $93,958, for the years ended March 31, 2018, 2017, and 2016, respectively.
Rental expense for operating leases was $30,474, $32,740, and $23,238 for the years ended March 31, 2018, 2017, and 2016, respectively. Operating leases primarily relate to manufacturing, warehouse and office space, service facilities, vehicles, equipment, and communication systems. Certain lease agreements grant us varying renewal and purchase options.
Future minimum annual rentals payable under noncancelable operating lease agreements at March 31, 2018 were as follows:

Operating Leases
2019	$24,116
2020	19,933
2021	14,666
2022	11,051
2023 and thereafter	39,464
Total minimum lease payments	$109,230
In the preceding table, the future minimum annual rentals payable under noncancelable leases denominated in foreign currencies have been calculated using March 31, 2018 foreign currency exchange rates.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The following table summarizes the activity in the liability for asset retirement obligations.

Asset Retirement Obligations
Balance at March 31, 2017	$9,953
Liabilities incurred during the period	89
Liabilities settled during the period	(352)
Accretion expense	1,198
Foreign currency movement	751
Balance at March 31, 2018	$11,639
6. DEBT
Indebtedness as of March 31, 2018 and 2017 was as follows:

	2018	2017
Credit Agreement and Swing Line Facility	$331,206	$521,604
Private Placement	988,190	960,684
Deferred financing fees	(3,395)	(3,927)
Total long term debt	$1,316,001	$1,478,361
On March 23, 2018, we entered into a Credit Agreement (the "Credit Agreement") with various financial institutions as lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent. The Credit Agreement replaced a bank credit facility dated March 31, 2015. The Credit Agreement provides up to $1,000,000 of credit, in the form of a revolver facility, which may be utilized for revolving credit borrowings, swing line borrowings and letters of credit, with sublimits for swing line borrowings and letters of credit. The revolver facility may be increased in specified circumstances by up to $500,000. The Credit Agreement will mature on March 23, 2023, and all unpaid borrowings, together with accrued and unpaid interest thereon, are repayable on that date. The Credit Agreement contains leverage and interest coverage covenants. Borrowings may be taken in U.S. dollars, euros, and pounds sterling and certain other specified currencies and bear interest at our option based upon either the Base Rate or the Eurocurrency Rate, plus the Applicable Margin in effect from time to time under the Credit Agreement. The Applicable Margin is determined based on the ratio of Consolidated Total Debt to Consolidated EBITDA (as such terms are defined in the Credit Agreement). Interest on Base Rate Advances is payable quarterly in arrears and interest on Eurocurrency Rate Advances is payable at the end of the relevant interest period therefor, but in no event less frequently than every three months. Borrowings at closing were used to repay outstanding balances of debt outstanding under the former bank credit facility dated March 31, 2015 that was scheduled to mature on March 31, 2020 and for other general corporate purposes.
As of March 31, 2018 a total of $331,206 of Credit Agreement and Swing Line Facility borrowings were outstanding under the Credit Agreement, based on currency exchange rates as of March 31, 2018.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Our outstanding Senior Notes at March 31, 2018 were as follows:

	Applicable Note Purchase Agreement	Maturity Date	U.S. Dollar Value at March 31, 2018	U.S. Dollar Value at March 31, 2017
$85,000 Senior notes at 6.33%	2008 Private Placement	August 2018	$85,000	$85,000
$35,000 Senior notes at 6.43%	2008 Private Placement	August 2020	35,000	35,000
$91,000 Senior notes at 3.20%	2012 Private Placement	December 2022	91,000	91,000
$80,000 Senior notes at 3.35%	2012 Private Placement	December 2024	80,000	80,000
$25,000 Senior notes at 3.55%	2012 Private Placement	December 2027	25,000	25,000
$125,000 Senior notes at 3.45%	2015 Private Placement	May 2025	125,000	125,000
$125,000 Senior notes at 3.55%	2015 Private Placement	May 2027	125,000	125,000
$100,000 Senior notes at 3.70%	2015 Private Placement	May 2030	100,000	100,000
$50,000 Senior notes at 3.93%	2017 Private Placement	February 2027	50,000	50,000
€60,000 Senior notes at 1.86%	2017 Private Placement	February 2027	73,912	64,414
$45,000 Senior notes at 4.03%	2017 Private Placement	February 2029	45,000	45,000
€20,000 Senior notes at 2.04%	2017 Private Placement	February 2029	24,637	21,472
£45,000 Senior notes at 3.04%	2017 Private Placement	February 2029	63,141	56,040
€19,000 Senior notes at 2.30%	2017 Private Placement	February 2032	23,406	20,398
£30,000 Senior notes at 3.17%	2017 Private Placement	February 2032	42,094	37,360
Total Senior Notes			$988,190	$960,684
On February 27, 2017, we issued and sold an aggregate principal amount of $95,000, €99,000, and £75,000, of senior notes in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. These notes have maturities of between 10 and 15 years from the issue date. The agreement governing these notes contains leverage and interest coverage covenants.
On May 15, 2015, Old STERIS issued and sold $350,000 of senior notes, in a private placement to certain institutional investors in an offering that was exempt from the registration requirements of the Securities Act of 1933. These notes have maturities of 10 to 15 years from the issue date. The agreement governing these notes contains leverage and interest coverage covenants.
The agreements governing certain senior notes issued and sold in February 2013, December 2012, and August 2008, were amended and restated in their entirety on March 31, 2015. All of these notes were issued and sold in private placements to certain institutional investors in offerings that were exempt from the registration requirements of the Securities Act of 1933. The amended and restated agreements, which have been consolidated into a single agreement for the 2013 and 2012 notes, and a separate single agreement for the 2008 notes, contain leverage and interest coverage covenants.
At March 31, 2018, we were in compliance with all financial covenants associated with our indebtedness.
The combined annual aggregate amount of maturities of our outstanding debt by fiscal year is as follows:

2019	$85,000
2020	—
2021	35,000
2022	—
2023 and thereafter	1,199,396
Total	$1,319,396

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

7. ADDITIONAL CONSOLIDATED BALANCE SHEET INFORMATION
Additional information related to our Consolidated Balance Sheet is as follows:

March 31,	2018	2017
Accrued payroll and other related liabilities:
Compensation and related items	$30,270	$29,777
Accrued vacation/paid time off	11,011	8,651
Accrued bonuses	31,716	20,715
Accrued employee commissions	17,168	16,201
Other post-retirement benefits obligations-current portion	1,906	2,187
Other employee benefit plans' obligations-current portion	1,929	1,044
Total accrued payroll and other related liabilities	$94,000	$78,575
Accrued expenses and other:
Deferred revenues	$74,698	$71,020
Self-insured risk reserves-current portion	7,349	6,633
Accrued dealer commissions	16,121	16,122
Accrued warranty	6,872	6,861
Asset retirement obligation-current portion	1,798	—
Other	61,379	54,253
Total accrued expenses and other	$168,217	$154,889
Other liabilities:
Self-insured risk reserves-long-term portion	$15,008	$15,584
Other post-retirement benefits obligations-long-term portion	12,194	13,821
Defined benefit pension plans obligations-long-term portion	29,407	27,234
Other employee benefit plans obligations-long-term portion	3,221	3,661
Accrued long-term income taxes	18,922	2,089
Asset retirement obligation-long-term portion	9,841	9,953
Other	20,007	10,331
Total other liabilities	$108,600	$82,673
8. INCOME TAXES
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The SEC staff issued Staff Accounting Bulletin No.118 (“SAB 118”), which provides guidance on accounting for the tax effects of the TCJA. SAB 118, provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. Our accounting for the various elements of the TCJA is incomplete. However, in accordance with SAB 118 guidance, we were able to make what we believe to be reasonable estimates of certain effects and therefore, have recorded a provisional net tax benefit of approximately $18,913 related to the reduction of the U.S. federal corporate income tax rates effect on our deferred tax balances and partially offset by the deemed repatriation transition tax for fiscal year 2018.
The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0%. Additionally, given the significant changes included in the TCJA, the Company re-evaluated the realizability of certain deferred tax assets, including foreign tax credits and interest deferral, and determined that valuation allowances needed to be adjusted. The Company is still analyzing certain aspects of the TCJA, including interpretations by state and local tax authorities, and additional Treasury guidance that may be issued which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The Company recorded a provisional $36,422 tax benefit for the remeasurement of deferred tax balances and related valuation allowances.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

TCJA includes a one-time transition tax based on post-1986 unremitted earnings and profits ("E&P") of non-U.S. subsidiaries owned directly or indirectly by U.S. subsidiaries of the Company which have been previously deferred from U.S. income taxes. The amount of the transition tax also depends on the amount of E&P held in cash or other specified assets. The Company recorded a provisional tax expense of $17,509 for the transition tax. This amount may change when Treasury issues additional guidance and the Company finalizes the calculation of E&P, including the amounts held in cash or other specified assets, and finalizes the calculation of available foreign tax credits.
Income from continuing operations before income taxes was as follows:

Years Ended March 31,	2018	2017	2016
United States operations	$203,872	$189,429	$105,758
United Kingdom operations	3,253	(36,420)	(20,553)
Other locations operations	147,857	31,637	86,679
	$354,982	$184,646	$171,884

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The components of the provision for income taxes related to income from continuing operations consisted of the following:

Years Ended March 31,	2018	2017	2016
Current:
United States federal	$47,728	$43,900	$41,653
United States state and local	7,727	8,171	7,943
United Kingdom	6,671	362	2,194
Other locations	22,667	21,094	13,924
	84,793	73,527	65,714
Deferred:
United States federal	(15,728)	10,293	1,427
United States state and local	2,656	2,131	299
United Kingdom	(2,968)	(2,292)	(6,973)
Other locations	(5,393)	(9,644)	(168)
	(21,433)	488	(5,415)
Total Provision for Income Taxes	$63,360	$74,015	$60,299
The total provision for income taxes can be reconciled to the tax computed at the United Kingdom federal statutory tax rate for 2018 and 2017 and the United States federal statutory tax rate for 2016 as follows:

Years Ended March 31,	2018	2017	2016
National statutory tax rate	19.0%	20.0%	35.0%
Increase in accruals for uncertain tax positions	0.1%	0.3%	0.2%
U.S. state and local taxes, net of federal income tax benefit	2.3%	3.8%	3.3%
Increase in valuation allowances	0.1%	0.1%	1.0%
U.S. research and development credit	(0.5)%	(1.1)%	—%
U.S. foreign income tax credit	(0.2)%	—%	(0.6)%
Difference in non-United States tax rates	—%	—%	(8.5)%
Difference in non-United Kingdom tax rates	4.1%	6.0%	—%
Excise tax gross-up	—%	—%	3.4%
U.S. manufacturing deduction	(0.8)%	(2.5)%	(2.5)%
Excess tax benefit for equity compensation	(1.8)%	(2.8)%	—%
Tax rate changes on deferred tax assets and liabilities	(10.3)%	(2.3)%	—%
U.S. transition tax on foreign earnings	4.9%	—%	—%
Acquisitions and divestitures	0.5%	9.0%	—%
Goodwill impairment on divestitures	—%	7.9%	—%
Capitalized acquisition costs	—%	0.2%	5.3%
All other, net	0.4%	1.5%	(1.5)%
Total Provision for Income Taxes	17.8%	40.1%	35.1%

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
A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits is as follows:

	2018	2017
Unrecognized Tax Benefits Balance at April 1	$1,884	$3,527
Increases for tax provisions of current year	356	510
Balances related to acquired/disposed businesses	—	(1,502)
Other, including currency translation	260	(651)
Unrecognized Tax Benefits Balance at March 31	$2,500	$1,884
We recognized interest and penalties related to uncertain tax positions in the provision for income taxes. As of March 31, 2018, and 2017 we had $295 and $184 accrued for interest and penalties, respectively. The increase during fiscal 2018 is primarily associated with the addition of current year uncertain tax positions. If all unrecognized tax benefits were recognized, the net impact on the provision for income tax expense would be $2,795. It is reasonably possible that during the next 12 months, there will be no material reductions in unrecognized tax benefits as a result of the expiration of various statutes of limitations or matters related to transfer pricing.
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
We estimate that the tax benefit from our Costa Rican Tax Holiday is $945 (or $0.01 per fully diluted share), annually. The Tax Holiday runs fully exempt, from income tax, through 2025 and partially exempt through 2029.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Deferred Taxes.  The significant components of the deferred tax assets and liabilities recorded in our accompanying balance sheets at March 31, 2018 and 2017 were as follows:

March 31,	2018	2017
Deferred Tax Assets:
Post-retirement benefit accrual	$3,505	$6,116
Compensation	12,334	17,196
Net operating loss carryforwards	26,217	35,129
Accrued expenses	5,795	7,807
Insurance	3,417	4,957
Deferred income	4,632	8,962
Bad debt	1,426	1,740
Pension	5,247	4,647
Other	1,668	781
Deferred Tax Assets	64,241	87,335
Less: Valuation allowance	13,596	16,366
Total Deferred Tax Assets	50,645	70,969
Deferred Tax Liabilities:
Depreciation and depletion	61,171	74,092
Intangibles	140,398	156,291
Other	2,774	3,631
Total Deferred Tax Liabilities	204,343	234,014
Net Deferred Tax Assets (Liabilities)	$(153,698)	$(163,045)
At March 31, 2018, we had U.S. federal operating loss carryforwards of $34,866, which remain subject to a 20 year carryforward period. Additionally, we had non-U.S. operating loss carry forwards of $51,309. Although the majority of the non-U.S. carryforwards have indefinite expiration periods, those carryforwards that have definite expiration periods will expire if unused between fiscal years 2019 and 2027. In addition, we have recorded tax benefits of $3,863 related to state operating loss carryforwards. If unused, these state operating loss carryforwards will expire between fiscal years 2019 and 2038. At March 31, 2018, we had $129 of tax credit carryforwards. These credit carryforwards can be used through fiscal 2027.
We review the need for a valuation allowance against our deferred tax assets. A valuation allowance of $13,596 has been applied to a portion of the net deferred tax assets because we do not believe it is more-likely-than-not that we will receive future benefit. The valuation allowance decreased during fiscal 2018 by $2,770.
Other than the provisional tax expense recorded for the one-time transition tax on unremitted earnings of non-US subsidiaries, no additional provision has been made for income taxes on undistributed earnings of foreign subsidiaries as the amounts continue to be indefinitely reinvested.  The Company is still evaluating whether to change its indefinite reinvestment assertion in light of U.S. Tax Reform and considers this conclusion to be incomplete. If the Company subsequently changes its assertion, it will account for the change in the quarter of fiscal year 2019 when the analysis is complete.  The amount of undistributed earnings of subsidiaries was approximately $1,100,000 at March 31, 2018.  It is not practicable to estimate the additional income taxes and applicable withholding taxes that would be payable on the remittance of such undistributed earnings.
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
As a result of the combination with Synergy, we now participate in five defined benefit pension schemes outside the United States: one in the UK, one in the Netherlands, two in Germany, and one in Switzerland. Unfunded obligations of $23,507 were recorded as of the November 2, 2015 closing date. The Synergy Health plc Retirement Benefit Scheme is a defined benefit (final salary) funded pension scheme. In previous years, Synergy sponsored a funded defined benefit arrangement in the Netherlands. This was a separate fund holding the pension scheme assets to meet long-term pension liabilities for past and present employees. Accrual of benefits ceased under the scheme effective January 1, 2013. The Synergy Radeberg and Synergy Allershausen Schemes are unfunded defined pension schemes and are closed to new entrants. The Synergy Daniken Scheme is a defined benefit funded pension scheme.
As a result of our fiscal 2018 acquisition of Harwell Dosimeters Ltd, we now participate in the Harwell Dosimeters Ltd Retirement Benefits Scheme which is a defined benefit funded pension scheme.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Obligations and Funded Status.  The following table reconciles the funded status of the defined benefit pension plans and the other post-retirement benefits plan to the amounts recorded on our Consolidated Balance Sheets at March 31, 2018 and 2017, respectively. Benefit obligation balances presented in the following table reflect the projected benefit obligations for our defined benefit pension plans and the accumulated other post-retirement benefit obligation for our post-retirement benefits plan. The measurement date of our defined benefit pension plans and other post-retirement benefits plan is March 31, for both periods presented.

	Other Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2018	2017	2018	2017
Change in Benefit Obligations:
Benefit Obligations at Beginning of Year	$128,897	$128,942	$16,008	$18,380
Obligation assumed in business acquisition	3,843	—	—	—
Service cost	2,402	1,650	—	—
Interest cost	3,262	3,434	519	554
Actuarial loss (gain)	(697)	16,633	(501)	(531)
Benefits and expenses	(6,075)	(7,190)	(1,926)	(2,395)
Employee contributions	765	629	—	—
Impact of foreign currency exchange rate changes	16,451	(15,201)	—	—
Benefit Obligations at End of Year	148,848	128,897	14,100	16,008
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	101,663	104,353	—	—
Assets assumed in business acquisition	4,462	—	—	—
Actual return on plan assets	1,052	11,910	—	—
Employer contributions	5,150	4,838	1,926	2,395
Employee contributions	765	629	—	—
Benefits and expenses paid	(6,078)	(7,190)	(1,926)	(2,395)
Impact of foreign currency exchange rate changes	12,427	(12,877)	—	—
Fair Value of Plan Assets at End of Year	119,441	101,663	—	—
Funded Status of the Plans	$(29,407)	$(27,234)	$(14,100)	$(16,008)
Amounts recognized in the consolidated balance sheets consist of the following:

	Other Defined Benefit Pension Plans		Other Post-Retirement Benefits Plan
	2018	2017	2018	2017
Current liabilities	$—	$—	$(1,906)	$(2,187)
Noncurrent liabilities	(29,407)	(27,234)	(12,194)	(13,821)
	$(29,407)	$(27,234)	$(14,100)	$(16,008)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The pre-tax amount of unrecognized actuarial net loss and unamortized prior service cost included in accumulated other comprehensive (loss) income at March 31, 2018, was approximately $23,568 and $13,825, respectively. During fiscal 2019, we will amortize the following pre-tax amounts from accumulated other comprehensive income:

	Defined Benefit Pension Plans	Other Post-Retirement Benefits Plan
Actuarial loss	$507	$648
Prior Service Cost	—	(3,263)
Defined benefit plans with an accumulated benefit obligation and projected benefit obligation exceeding the fair value of plan assets had the following plan assets and obligations at March 31, 2018 and 2017:

	Other Defined Benefit Pension Plans
	2018	2017
Aggregate fair value of plan assets	$119,441	$101,663
Aggregate accumulated benefit obligations	148,848	128,897
Aggregate projected benefit obligations	148,848	128,897

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income.  Components of the annual net periodic benefit cost of our defined benefit pension plans and our other post-retirement benefits plan were as follows:

	Other Defined Benefit Pension Plans			Other Post-Retirement Benefits Plan			AMSCO Plan
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$2,402	$1,650	$961	$—	$—	$—	$—	$—	$27
Interest cost	3,262	3,434	1,659	519	554	593	—	—	560
Expected return on plan assets	(4,835)	(2,853)	(1,324)	—	—	—	—	—	(1,008)
Prior service cost recognition	—	—	(142)	(3,263)	(3,263)	(3,263)	—	—	—
Net amortization and deferral	126	—	—	648	739	828	—	—	602
Curtailments/settlements	—	—	(326)	—	—	—	—	—	26,470
Net periodic benefit cost	$955	$2,231	$828	$(2,096)	$(1,970)	$(1,842)	$—	$—	$26,651
Recognized in other comprehensive loss (income) before tax:
Net loss (gain) occurring during year	$(697)	$(7,553)	$(3,733)	$501	$531	$673	$—	$—	$—
Amortization of prior service credit	—	—	—	3,263	3,263	3,263	—	—	—
Amortization of net loss	(126)	—	—	(648)	(739)	(721)	—	—	(602)
Total recognized in other comprehensive loss (income)	(823)	(7,553)	(3,733)	3,116	3,055	3,215	—	—	(602)
Total recognized in total benefits cost and other comprehensive loss (income)	$132	$(5,322)	$(2,905)	$1,020	$1,085	$1,373	$—	$—	$26,049

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

Assumptions Used in Calculating Benefit Obligations and Net Periodic Benefit Cost.  The following table presents significant assumptions used to determine the projected benefit obligations at March 31:

	2018	2017
Discount Rate:
Synergy Health plc Retirement Benefits Scheme	2.50%	2.60%
Isotron BV Pension Plan	1.60%	1.60%
Synergy Health Daniken AG	0.95%	0.65%
Synergy Health Radeberg	1.60%	1.50%
Synergy Health Allershausen	1.60%	1.50%
Harwell Dosimeters Ltd Retirement Benefits Scheme	2.55%	n/a
Other post-retirement plan	3.50%	3.50%
The following table presents significant assumptions used to determine the net periodic benefit costs for the years ended March 31:

	2018	2017	2016
Discount Rate:
Defined benefit pension plans
Synergy Health plc Retirement Benefits Scheme	2.60%	3.50%	3.20%
Isotron BV Pension Plan	1.60%	1.60%	2.10%
Synergy Health Daniken AG	0.65%	0.65%	0.40%
Synergy Health Radeberg	1.50%	1.50%	1.60%
Synergy Health Allershausen	1.50%	1.50%	1.60%
Harwell Dosimeters Ltd Retirement Benefits Scheme	2.55%	n/a	n/a
Other post-retirement plan	3.50%	3.50%	3.25%
Expected Return on Plan Assets:
Synergy Health plc Retirement Benefits Scheme	4.97%	4.87%	5.19%
Isotron BV Pension Plan	1.60%	1.60%	2.10%
Synergy Health Daniken AG	1.40%	1.40%	1.40%
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

	2018	2017	2016
Healthcare cost trend rate – medical	7.0%	7.0%	7.0%
Healthcare cost trend rate – prescription drug	7.0%	7.0%	7.0%
Long-term healthcare cost trend rate	4.5%	4.5%	4.5%

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
A one-percentage-point change in assumed healthcare cost trend rates (including medical, prescription drug, and long-term rates) would have had the following effect on our other post-retirement benefit obligation at March 31, 2018:

	One-Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$1	$(1)
Effect on other post-retirement benefit obligation	21	(20)
Plan Assets. The investment policies for our plans are generally established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At March 31, 2018, the targeted allocation for the plans were approximately 75% equity investments and 25% fixed income investments.
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
Level 3 - Unobservable prices or inputs in which little or no market data exists.
The fair value of our pension benefits plan assets at March 31, 2018 and 2017 by asset category is as follows:

	Fair Value Measurements at March 31, 2018
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Cash	$67	$67	$—	$—
Insured annuities	15,228	—	15,228	—
Insurance contracts	5,484	—	—	5,484
Common and collective trusts valued at net asset value:
Equity security trusts	74,081
Debt security trusts	24,581
Total Plan Assets	$119,441	$67	$15,228	$5,484

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
The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during fiscal year 2018 due to the following:

Insurance contracts
Balance at March 31, 2016	$4,192
Gains (losses) related to assets still held at year-end	116
Purchases, sales, settlements - net	(208)
Foreign currency	(141)
Balance at March 31, 2017	$3,959
Gains (losses) related to assets still held at year-end	(43)
Additions from business acquisition	2,231
Transfers out of Level 3	(852)
Foreign currency	189
Balance at March 31, 2018	$5,484
Cash Flows.  We contribute amounts to our defined benefit pension plans at least equal to the minimum amounts required by applicable employee benefit laws and local tax laws. We expect to make contributions of approximately $5,630, during fiscal year 2019.
Based upon the actuarial assumptions utilized to develop our benefit obligations at March 31, 2018, the following benefit payments are expected to be made to plan participants:

	Other Defined Benefit Pension Plans	Other Post-Retirement Benefits Plan
2019	$3,899	$1,907
2020	3,903	1,694
2021	4,143	1,548
2022	4,608	1,436
2023	5,611	1,293
2024-2029	27,108	4,741

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) provides a prescription drug benefit for Medicare beneficiaries, a benefit we provide to Medicare eligible retirees covered by our post-retirement benefits plan. We have concluded that the prescription drug benefit provided in our post-retirement benefit plan is considered to be actuarially equivalent to the benefit provided under the Act and thus qualifies for the subsidy under the Act. Benefits are subject to a per capita per month cost cap and any costs above the cap become the responsibility of the retiree. The subsidy is applied to reduce the retiree responsibility. As a result, the expected future subsidy no longer reduces our accumulated post-retirement benefit obligation and net periodic benefit cost. We collected subsidies totaling approximately $383 and $326, during fiscal 2018 and fiscal 2017, respectively, which reduced the retiree responsibility for costs in excess of the caps established in the post-retirement benefit plan.
Defined Contribution Plans. We maintain a 401(k) defined contribution plan for eligible U.S. employees, a 401(k) defined contribution plan for eligible Puerto Rico employees and similar savings plans for certain employees in Canada, United Kingdom, Ireland, and Finland. We provide a match on a specified portion of an employee’s contribution. The U.S. plan assets are held in trust and invested as directed by the plan participants. The Canadian plan assets are held by insurance companies. The aggregate fair value of the U.S. plan assets was $655,031 at March 31, 2018. At March 31, 2018, the U.S. plan held 645,854 STERIS ordinary shares with a fair value of $60,297. We paid dividends of $781, $734, and $669 to the plan and participants on STERIS shares held by the plan for the years ended March 31, 2018, 2017, and 2016, respectively. We contributed approximately $24,037, $22,676, and $21,897, to the defined contribution plans for the years ended March 31, 2018, 2017, and 2016, respectively.
We also maintain a domestic non-qualified deferred compensation plan covering certain employees, which formerly allowed for the deferral of compensation for an employee-specified term or until retirement or termination. There have been no employee contributions made to this plan since fiscal 2012. The Plan was amended in fiscal 2012 to disallow deferrals of salary payable in 2012 and subsequent calendar years and of commissions and other incentive compensation payable in respect of the 2013 and subsequent fiscal years. We hold investments in mutual funds to satisfy future obligations of the plan. We account for these assets as available-for-sale securities and they are included in “Other assets” on our accompanying Consolidated Balance Sheets, with a corresponding liability for the plan’s obligation recorded in “Accrued expenses and other.” The aggregate value of the assets was $1,583 and $1,604 at March 31, 2018 and March 31, 2017, respectively. Realized gains and losses on these investments are recorded in “Interest and miscellaneous income” within “Non-operating expenses” on our accompanying Consolidated Statements of Income. Changes in the fair value of the assets are recorded in other comprehensive income on our accompanying balance sheets.
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
As of March 31, 2018 and 2017, our commercial commitments totaled $66,992 and $57,709, respectively. Commercial commitments include standby letters of credit, letters of credit required as security under our self-insured risk retention policies, and other potential cash outflows resulting from an event that requires payment by us. Approximately $7,694 of the March 31, 2018 and 2017 totals relate to letters of credit required as security under our self-insured risk retention policies.
As of March 31, 2018, we had minimum purchase commitments with suppliers for raw material purchases totaling $126,758. As of March 31, 2018, we also had commitments of $1,713 for long term construction contracts.
11. BUSINESS SEGMENT INFORMATION
We operate and report in four reportable business segments: Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies. Corporate is presented separately and contains the costs that are associated with being a publicly traded company and certain other corporate costs.
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
Certain minor organizational changes were made to better align with our Customers, resulting in several smaller operations shifting among the segments. The prior period measures have been recast for comparability. For the year ended March 31, 2018, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The accounting policies for reportable segments are the same as those for the consolidated Company. Management evaluates performance and allocates resources based on a segment operating income measure. Operating income (loss) for each segment is calculated as the segment’s gross profit less direct expenses and indirect cost allocations, which result in the full allocation of all distribution and research and development expenses, and the partial allocation of corporate costs. These allocations are based upon variables such as segment headcount and revenues. In addition, the Healthcare Products segment is responsible for the management of all but two manufacturing facilities and uses standard cost to sell products to the other segments. Corporate includes certain non-allocated corporate costs related to being a publicly traded company and legacy pension and post-retirement benefits. Segment operating income excludes certain adjustments which include acquisition related costs, amortization of acquired intangibles, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by excluding these items they gain better insight and greater transparency of the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making.

Years Ended March 31,	2018	2017	2016
Revenues:
Healthcare Products	$1,276,054	$1,266,517	$1,203,884
Healthcare Specialty Services	469,065	539,536	421,110
Life Sciences	361,590	328,866	297,733
Applied Sterilization Technologies	513,287	477,837	316,037
Total revenues	$2,619,996	$2,612,756	$2,238,764
Operating income (loss):
Healthcare Products	221,795	227,707	181,009
Healthcare Specialty Services	28,910	10,573	24,555
Life Sciences	106,737	97,180	84,564
Applied Sterilization Technologies	173,375	158,379	99,854
Total reportable segments	530,817	493,839	389,982
Corporate	(17,439)	(17,307)	(11,320)
Total operating income before adjustments	$513,378	$476,532	$378,662
Less: Adjustments
Goodwill impairment loss (1)	—	58,356	—
Amortization of inventory and property "step up" to fair value (2)	1,599	4,743	9,907
Amortization of purchased intangible assets (2)	67,793	66,398	47,704
Acquisition and integration related transaction charges (3)	16,211	30,082	82,891
Loss (gain) on fair value adjustment of acquisition related contingent consideration	(593)	2,569	(736)
Net loss on divestiture of businesses (2)	14,547	86,574	—
Settlement of pension obligation (4)	—	—	26,470
Impact of the U.S. Tax Cuts and Jobs Act (5)	10,264	—	—
Restructuring charges	103	215	(501)
Total operating income	$403,454	$227,595	$212,927
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
(5) Represents a one-time special employee bonus paid to most U.S. employees and associated professional fees.
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

March 31,	2018	2017
Assets:
Healthcare Products and Life Sciences	$1,621,156	$1,576,923
Healthcare Specialty Services	813,909	809,596
Applied Sterilization Technologies	2,765,269	2,537,936
Total assets	$5,200,334	$4,924,455

Years Ended March 31,	2018	2017	2016
Capital Expenditures:
Healthcare Products and Life Sciences	$52,767	$39,253	$34,581
Healthcare Specialty Services	16,497	42,408	31,308
Applied Sterilization Technologies	96,193	91,240	60,518
Total Capital Expenditures	$165,457	$172,901	$126,407
Depreciation, Depletion, and Amortization:
Healthcare Products and Life Sciences	$52,025	$46,709	$49,142
Healthcare Specialty Services	29,269	56,860	36,114
Applied Sterilization Technologies	97,038	84,573	58,484
Total Depreciation, Depletion, and Amortization	$178,332	$188,142	$143,740
Financial information for each of our United States and international geographic areas is presented in the following table. Revenues are based on the location of these operations and their Customers. Property, plant and equipment, net are those assets that are identified within the operations in each geographic area.

Years Ended March 31,	2018	2017	2016
Revenues:
United Kingdom	$207,514	$229,603	$144,577
United States	1,836,414	1,803,457	1,662,050
Other locations	576,068	579,696	432,137
Total Revenues	$2,619,996	$2,612,756	$2,238,764

March 31,	2018	2017
Property, Plant, and Equipment, Net
United Kingdom	$97,586	$76,695
United States	530,591	499,760
Other locations	382,347	339,453
Property, Plant, and Equipment, Net	$1,010,524	$915,908
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

Years ended March 31,	2018	2017	2016
Denominator (shares in thousands):
Weighted average shares outstanding—basic	85,028	85,473	70,698
Dilutive effect of share equivalents	685	621	486
Weighted average shares outstanding and share equivalents—diluted	85,713	86,094	71,184
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

Years ended March 31,	2018	2017	2016
Number of ordinary share options (shares in thousands)	393	576	263
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

13. REPURCHASE OF ORDINARY SHARES
On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. We repurchased 664,963 of our ordinary shares during fiscal 2018 for the aggregate amount of $59,234. We repurchased 1,286,183 of our ordinary shares during fiscal 2017 for the aggregate amount of $90,475.
Prior to the Combination, the Company’s Board of Directors provided authorization to repurchase up to $300 million of STERIS common shares. Under this authorization, we were able to purchase shares from time to time through open market purchases, including transactions pursuant to Rule 10b5-1 plans, or privately negotiated transactions. The authorization was no longer applicable after the Combination with Synergy. We did not make any purchases during fiscal year 2016 under the prior stock repurchase authorization.
We obtained 127,903 of our shares during fiscal 2018 in the aggregate amount of $7,014 in connection with stock based compensation award programs. We obtained 168,906 of our shares during fiscal 2017 in the aggregate amount of $7,034 in connection with these programs. We obtained 267,696 of our shares during fiscal 2016 in the aggregate amount of $14,369 in connection with these programs.
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
Stock options provide the right to purchase our ordinary shares at the market price on the date of grant, subject to the terms of the option plans and agreements. Generally, one-fourth of the stock options granted become exercisable for each year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or earlier if the option holder is no longer employed by us (subject to an extended exercise period in some cases for optionees who are age 55 and have at least five years of service). Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each year of employment after the grant date. As of March 31, 2018, 4,985,756 shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during fiscal 2018, fiscal 2017 and fiscal 2016:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Risk-free interest rate	2.01%	1.29%	1.51%
Expected life of options	5.7 years	5.7 years	5.7 years
Expected dividend yield of stock	1.58%	1.54%	1.40%
Expected volatility of stock	22.08%	22.92%	25.06%

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.25%, 1.85% and 1.55% was applied in fiscal 2018, 2017 and 2016, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2017	1,945,274	$50.28
Granted	429,360	77.75
Exercised	(329,733)	34.01
Forfeited	(23,239)	68.29
Outstanding at March 31, 2018	2,021,662	$58.56	6.6 years	$70,350
Exercisable at March 31, 2018	1,139,722	$48.81	5.3 years	$50,772
We estimate that 867,996 of the non-vested stock options outstanding at March 31, 2018 will ultimately vest.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $93.36 closing price of our ordinary shares on March 29, 2018 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of our ordinary shares.
The total intrinsic value of stock options exercised during the years ended March 31, 2018, 2017 and 2016 was $16,096, $6,454 and $13,000, respectively. Net cash proceeds from the exercise of stock options were $11,093, $4,955 and $11,240 for the years ended March 31, 2018, 2017 and 2016, respectively. The tax benefit from stock option exercises was $6,581, $5,058 and $6,281 for the years ended March 31, 2018, 2017 and 2016, respectively.
The weighted average grant date fair value of stock option grants was $15.51, $13.42 and $14.66 for the years ended March 31, 2018, 2017 and 2016, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of March 31, 2018, 2017 and 2016 was $1,437, $1,622, $2,165, respectively. The fair value of outstanding SARS is revalued at each reporting date and the related liability and expense are adjusted appropriately.
A summary of the non-vested restricted share activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2017	780,526	34,013	$60.87
Granted	251,300	23,259	78.60
Vested	(231,107)	(21,181)	54.41
Forfeited	(37,518)	(660)	68.57
Non-vested at March 31, 2018	763,201	35,431	$68.65
Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during fiscal 2018 was $13,727.
As of March 31, 2018, there was a total of $36,514 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plans. We expect to recognize the cost over a weighted average period of 2.14 years.

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
Changes in our warranty liability during the periods presented are as follows:

Years Ended March 31,	2018	2017	2016
Balance, Beginning of Year	$6,861	$5,909	$5,579
Warranties issued during the period	12,305	11,823	11,194
Settlements made during the period	(12,294)	(10,871)	(10,864)
Balance, End of Year	$6,872	$6,861	$5,909
We also sell product maintenance contracts to our Customers. These contracts range in terms from one to five years and require us to maintain and repair the product over the maintenance contract term. We initially record amounts due from Customers under these contracts as a liability for deferred service contract revenue on the accompanying Consolidated Balance Sheets within “Accrued expenses and other.” The liability recorded for such deferred service revenue was $35,204, $34,264 and $33,416 as of March 31, 2018, 2017 and 2016, respectively. Such deferred revenue is then amortized on a straight-line basis over the contract term and recognized as service revenue on our accompanying Consolidated Statements of Income. The activity related to the liability for deferred service contract revenues is excluded from the table presented above.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

16. DERIVATIVES AND HEDGING
From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. We do not use derivative financial instruments for speculative purposes. These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At March 31, 2018, we held foreign currency forward contracts to buy 13.0 million Canadian dollars. At March 31, 2018, we held commodity swap contracts to buy 592.5 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance Sheet Location	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Prepaid & Other	$187	$160	$—	$—
Accrued expenses and other	$—	$—	$—	$35
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of (loss) gain recognized in income	Amount of (loss) gain recognized in income
		Years Ended March 31,
		2018	2017	2016
Foreign currency forward contracts	Selling, general and administrative	$(1,357)	$(1,886)	$(683)
Commodity swap contracts	Cost of revenues	$373	$376	$(461)
Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of non-functional currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $57,161 at March 31, 2018. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

17. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. We estimate the fair value of financial assets and liabilities using available market information and generally accepted valuation methodologies. The inputs used to measure fair value are classified into three tiers. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring the entity to develop its own assumptions. The following table shows the fair value of our financial assets and liabilities at March 31, 2018 and March 31, 2017:

			Fair Value Measurements
At March 31,	Carrying Value		Quoted Prices in Active Markets for Identical Assets		Significant Other Observable Inputs		Significant Unobservable Inputs
			Level 1		Level 2		Level 3
	2018	2017	2018	2017	2018	2017	2018	2017
Assets:
Cash and cash equivalents (1)	$201,534	$282,918	$201,534	$282,918	$—	$—	$—	$—
Forward and swap contracts (2)	187	160	—	—	187	160	—	—
Investments (3)	16,382	12,552	16,382	12,552	—	—	—	—
Liabilities:
Forward and swap contracts (2)	$—	$35	$—	$—	$—	$35	$—	$—
Deferred compensation plans (3)	1,694	1,677	1,694	1,677	—	—	—	—
Long term debt (4)	1,316,001	1,478,361	—	—	1,305,181	1,496,966	—	—
Contingent consideration obligations (5)	8,068	4,451	—	—	—	—	8,068	4,451
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at March 31, 2018 are summarized as follows:

Contingent Consideration
Balance at March 31, 2016	$5,886
Additions	3,592
Payments	(5,416)
Foreign currency translation adjustments	389
Balance at March 31, 2017	$4,451
Additions	5,774
Payments	(1,735)
Reductions	(593)
Foreign currency translation adjustments	171
Balance at March 31, 2018	$8,068
Additions and payments of contingent consideration obligations during fiscal year 2018 were primarily related to our fiscal year 2018 and 2017 acquisitions. Additions and payments for contingent consideration obligations during fiscal year 2017 were primarily related to Black Diamond Video, Inc. and Sercon. Refer to Note 2, Business Acquisitions and Divestitures for more information.
Information regarding our investments is as follows:

			Investments
At March 31,	Cost		Unrealized Gains (1)		Unrealized Losses (1)		Fair Value
	2018	2017	2018	2017	2018	2017	2018	2017
Available-for-sale securities:
Marketable equity securities and other(1)	$11,037	$11,037	$3,762	$—	$—	$(72)	$14,799	$10,965
Mutual funds	1,000	1,091	583	496	—	—	1,583	1,587
Total available-for-sale securities	$12,037	$12,128	$4,345	$496	$—	$(72)	$16,382	$12,552
(1) Amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) shown in our Consolidated Statements of Shareholders' Equity consists of the following:

Years Ended March 31,	2018	2017	2016
Cumulative foreign currency translation adjustment	$16,457	$(238,525)	$(72,594)
Amortization of pension and postretirement benefit plans costs, net of taxes	(6,742)	(2,355)	5,108
Unrealized gain (loss) on available for sale securities	1,970	178	(673)
Total	$11,685	$(240,702)	$(68,159)

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

19. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Foreign Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the years ended March 31, 2018 and March 31, 2017 were as follows:

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Foreign Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	2018	2017	2018	2017	2018	2017	2018	2017
Beginning Balance	$178	$(673)	$(2,355)	$5,108	$(238,525)	$(72,594)	$(240,702)	$(68,159)
Other Comprehensive Income (Loss) before reclassifications	1,703	745	(2,291)	(5,491)	254,982	(165,931)	254,394	(170,677)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	89	106	(2,096)	(1,972)	—	—	(2,007)	(1,866)
Net current-period Other Comprehensive Income (Loss)	1,792	851	(4,387)	(7,463)	254,982	(165,931)	252,387	(172,543)
Ending Balance	$1,970	$178	$(6,742)	$(2,355)	$16,457	$(238,525)	$11,685	$(240,702)
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

20. QUARTERLY RESULTS (UNAUDITED)

Quarters Ended	March 31,	December 31,	September 30,	June 30,
Fiscal 2018
Revenues:
Product	$351,010	$309,461	$286,557	$273,605
Service	364,963	352,439	347,602	334,359
Total Revenues	715,973	661,900	634,159	607,964
Cost of Revenues:
Product	187,710	162,611	152,611	143,245
Service	235,510	220,701	214,787	208,598
Total Cost of Revenues	423,220	383,312	367,398	351,843
Gross Profit	292,753	278,588	266,761	256,121
Percentage of Revenues	40.9%	42.1%	42.1%	42.1%
Restructuring Expenses	(53)	78	27	51
Net Income Attributable to Shareholders	$73,598	$94,781	$64,459	$58,077
Basic Income Per Ordinary Share Attributable to Shareholders:
Net income	$0.87	$1.12	$0.76	$0.68
Diluted Income Per Ordinary Share Attributable to Shareholders:
Net income	$0.86	$1.11	$0.75	$0.68

Fiscal 2017
Revenues:
Product	$332,093	$302,260	$292,216	$271,750
Service	349,096	344,514	354,199	366,628
Total Revenues	681,189	646,774	646,415	638,378
Cost of Revenues:
Product	173,333	152,879	155,110	142,698
Service	227,731	236,286	243,397	255,690
Total Cost of Revenues	401,064	389,165	398,507	398,388
Gross Profit	280,125	257,609	247,908	239,990
Percentage of Revenues	41.1%	39.8%	38.4%	37.6%
Restructuring Expenses	(5)	18	48	154
Net Income Attributable to Shareholders	$26,143	$(4,996)	$40,416	$48,401
Basic Income Per Ordinary Share Attributable to Shareholders:
Net income	$0.31	$(0.06)	$0.47	$0.56
Diluted Income Per Ordinary Share Attributable to Shareholders:
Net income	$0.31	$(0.06)	$0.47	$0.56

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts and as noted)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Costs and Expenses		Charges to Other Accounts		Deductions		Balance at End of Period
(in thousands)
Year ended March 31, 2018
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$10,357	$2,183		$1,925	(3)	$(1,993)	(4)	$12,472
Inventory valuation reserve	17,854	2,446	(2)	(661)	(3)	—		19,639
Deferred tax asset valuation allowance	16,366	3,535		209	(3)	(6,514)		13,596
Recorded within liabilities:
Casualty loss reserves	$22,718	$5,713		$(2,563)		$(4,919)		$20,949
Year ended March 31, 2017
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$11,185	$1,248		$11	(3)	$(2,087)	(4)	$10,357
Inventory valuation reserve	18,707	(171)	(2)	(682)	(3)	—		17,854
Deferred tax asset valuation allowance	16,435	4,014		(214)	(3)	(3,869)		16,366
Recorded within liabilities:
Casualty loss reserves	$20,222	$5,000		$768		$(3,272)		$22,718
Year ended March 31, 2016
Deducted from asset accounts:
Allowance for trade accounts receivable (1)	$9,415	$3,362		$(100)	(3)	$(1,492)	(4)	$11,185
Inventory valuation reserve	17,597	1,146	(2)	(36)	(3)	—		18,707
Deferred tax asset valuation allowance	14,380	2,151		4,439	(3)	(4,535)		16,435
Recorded within liabilities:
Casualty loss reserves	$18,078	$4,141		$1,187		$(3,184)		$20,222
Accrued SYSTEM 1 Rebate Program and class action settlement	16	—		—		(16)		—
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
CHANGES IN INTERNAL CONTROLS
During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the PEO and PFO, we conducted an evaluation of the effectiveness of internal control over financial reporting as of March 31, 2018 based on the framework in 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation of internal control over financial reporting did not include the internal controls of entities that were acquired during fiscal 2018. Total assets of the acquired businesses (inclusive of acquired intangible assets and goodwill) represented approximately 1.2 percent of our total assets as of March 31, 2018 and approximately 0.2 percent of our total revenues for the year ended March 31, 2018. Based on this evaluation under this framework, management concluded that the internal control over financial reporting was effective as of March 31, 2018.
The independent registered public accounting firm that audited the financial statements has issued an attestation report on internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
STERIS plc
Opinion on Internal Control over Financial Reporting
We have audited STERIS plc and subsidiaries’ internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, STERIS plc and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of entities that were acquired during the year ended March 31, 2018, which are included in the fiscal 2018 consolidated financial statements of the Company and constituted approximately 1.2% of total assets as of March 31, 2018 and approximately 0.2% of total revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of entities that were acquired during the year ended March 31, 2018.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated May 30, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Cleveland, Ohio
May 30, 2018

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
This Annual Report on Form 10-K incorporates by reference the information appearing under the caption "Nominees for Election as Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Board Meetings and Committees" and "Shareholder Nominations of Directors and Nominee Criteria" of our definitive proxy statement to be filed with the SEC in connection with our 2018 Annual Meeting of Shareholders (the "Proxy Statement").
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
The table below presents information concerning all equity compensation plans and individual equity compensation arrangements in effect as of our fiscal year ended March 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,021,662	$58.56	4,985,756
Equity compensation plans not approved by security holders	—	—	—
Total	2,021,662	$58.56	4,985,756

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
(a) (1) The following consolidated financial statements of STERIS plc and subsidiaries are included in Item 8:
Consolidated Balance Sheets – March 31, 2018 and 2017.
Consolidated Statements of Income – Years ended March 31, 2018, 2017, and 2016.
Consolidated Statements of Comprehensive Income –Years ended March 31, 2018, 2017, and 2016.
Consolidated Statements of Cash Flows – Years ended March 31, 2018, 2017, and 2016.
Consolidated Statements of Shareholders’ Equity – Years ended March 31, 2018, 2017, and 2016.
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

10.1
STERIS plc 2006 Long-Term Equity Incentive Plan, as Amended and Restated Effective August 2, 2016 (filed as Appendix C to STERIS plc definitive proxy statement on Schedule 14A filed June 13, 2016 (Commission File No. 1-37614), and incorporated herein by reference).*

10.2
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.3 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.3
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.4 to Form 10-Q for the fiscal quarter ended June 30, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.4
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2009 (Commission File No. 1-14643), and incorporated herein by reference).*

10.5
STERIS Corporation Form of Non-Qualified Stock Option Agreement for Employees. (filed as Exhibit 10.22 to Form 10-K for the fiscal year ended March 31, 2011(Commission File No. 1-14643), and incorporated herein by reference).*

10.6
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to Form 10-Q for the fiscal quarter ended June 30, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.7
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.27 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.8
STERIS Corporation Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.28 to Form 10-K for the fiscal year ended March 31, 2012 (Commission File No. 1-14643, and incorporated herein by reference).*

10.9
Amendment to STERIS Corporation Nonqualified Stock Option Agreement (filed as Exhibit 10.11 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.10
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.12 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.11
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.13 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.12
STERIS Corporation Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.14 to Form 10-Q for the fiscal quarter ended December 31, 2012 (Commission File No. 1-14643), and incorporated herein by reference).*

10.13
STERIS Corporation Form of Career Restricted Stock Unit Agreement for Nonemployee Directors (filed as Exhibit 10.33 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.14
STERIS Corporation Form of Nonqualified Stock Option Agreement for Nonemployee Directors(filed as Exhibit 10.34 to Form 10-K for the fiscal year ended March 31, 2013 (Commission File No. 1-14643), and incorporated by reference).*

10.15
STERIS plc Form of Nonqualified Stock Option Agreement for Employees (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.16	STERIS plc Form of Nonqualified Stock Option Agreement for Employees*

10.17
STERIS plc Form of Restricted Stock Agreement for Employees (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614) and incorporated herein by reference).*

10.18
STERIS plc Form of Nonqualified Stock Option Agreement for Nonemployee Directors (filed as Exhibit 10.20 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.19
STERIS plc Form of Career Restricted Stock Agreement for Nonemployee Directors (filed as Exhibit 10.21 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.20
STERIS plc Form of Performance Restricted Stock Agreement for Employees (filed as Exhibit 10.1 to STERIS plc Form 8-K filed June 1, 2017 (Commission File No. 1-37614), and incorporated herein by reference).*

10.21
Description of STERIS plc Non-Employee Director Compensation Program (filed as Exhibit 10.6 to STERIS plc Form 10-Q for the fiscal quarter ended September 30, 2017 (Commission File No. 1-37614), and incorporated herein by reference)*

10.22	STERIS Corporation Deferred Compensation Plan Document (filed as Exhibit 10.1 to Form 8-K filed September 1, 2006 (Commission File No. 1-14643), and incorporated herein by reference).*

10.23
STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.24
Amended and Restated Adoption Agreement related to STERIS Corporation Deferred Compensation Plan (filed as Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended December 31, 2008 (Commission File No. 1-14643), and incorporated herein by reference).*

10.25
Amendment No. 1 to STERIS Corporation Deferred Compensation Plan Document (as Amended and Restated Effective January 1, 2009) dated November 4, 2011 (filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2011 (Commission File No. 1-14643), and incorporated herein by reference).*

10.26
STERIS Corporation Management Incentive Compensation Plan, as Amended (filed as Exhibit 10.6 to Form 10-Q for the fiscal quarter ended June 30, 2014 (Commission File No. 1-14643), and incorporated herein by reference).*

10.27
STERIS Corporation Senior Executive Management Incentive Compensation Plan, as Amended and Restated Effective April 1, 2015 (filed as Appendix A to Schedule 14A (Definitive Proxy Statement) filed July 8, 2015 (Commission File No. 1-14643), and incorporated herein by reference).*

10.28
Description of STERIS plc Management Incentive Compensation Plan and STERIS plc Senior Executive Management Incentive Compensation Plan in effect for the fourth quarter of fiscal 2016 (included in STERIS plc Form 8-K filed February 2, 2016) (Commission File No. 1-37614), and incorporated herein by reference).*

10.29
STERIS plc Management Incentive Compensation Plan, Effective April 1, 2016 (filed as Exhibit 10.31 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.30
STERIS plc Senior Executive Management Incentive Compensation Plan, Effective April 1, 2016 (filed as Appendix B to STERIS plc definitive proxy statement on Schedule 14A filed June 13, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.31
STERIS plc Management Incentive Compensation Plan (As Amended and Restated Effective April 1, 2018) (filed as Exhibit 10.2 to STERIS plc Form 8-K filed March 26, 2018 (Commission File No. 1-37614), and incorporated herein by reference).*

10.32
Form of Make-Whole Payment and Repayment Conditions Agreement Between Former STERIS Corporation Non-Employee Directors and STERIS Corporation (filed as Exhibit 10.32 to STERIS plc Form 10-K or the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.33
Form of Make-Whole Payment and Repayment Conditions Agreement Between STERIS Corporation Executive Officers and STERIS Corporation (filed as Exhibit 10.33 to STERIS plc Form 10-K for the year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).*

10.34
STERIS plc Senior Executive Severance Plan, as Amended and Restated Effective January 25, 2017 (filed as Exhibit 10.3 to STERIS plc Form 8-K filed January 26, 2017 (Commission File No. 1-37614) and incorporated herein by reference).*

10.35
Termination Agreement between Synergy Health and Dr. Richard Steeves (filed as Exhibit 10.7 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).*

10.36
Service Agreement between Dr. Adrian Coward and Synergy Health Limited as amended, and STERIS plc letter (filed as Exhibit 10.6 to STERIS plc Form 10-Q for the fiscal quarter ended December 31, 2015 (Commission File No. 1-37614), and incorporated herein by reference).*

10.37
Form of Indemnification Agreement between STERIS Corporation and each of its directors and certain executive officers (filed as Exhibit 10.31 to Form 10-K for the fiscal year ended March 31, 2010 (Commission File No. 1-14643), and incorporated herein by reference).

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

10.41
Credit Agreement, dated as of March 23, 2018, by and among STERIS Corporation and STERIS plc, as borrowers, various U.S. and U.K. subsidiaries of STERIS plc, as guarantors, various financial institutions, as lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to STERIS plc Form 8-K filed March 26, 2018 (Commission File No. 1-37614), and incorporated herein by reference). (filed as Exhibit 10.1 to STERIS plc Form 8-K filed March __, 2018 (Commission File No. 1-137614), and incorporated herein by reference).

10.42
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

10.45
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

10.46
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

10.47
Guaranty Supplement dated August 8, 2017 by Synergy Health AST, LLC, Synergy Health US Holdings, Inc., and Synergy Health North America, Inc. of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation August 15, 2008 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.2 to STERIS plc Form 10-Q for the fiscal quarter ending September 30, 2017 (Commission File No. 1-37614), and incorporated herein by reference).

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

10.53
Guaranty Supplement dated August 8, 2017 by Synergy Health AST, LLC, Synergy Health US Holdings, Inc., and Synergy Health North America, Inc. of Affiliate Guaranty dated as of March 31, 2015 of STERIS Corporation December 4, 2012 Note Purchase Agreements, as amended and restated, and of the Notes issued pursuant thereto (filed as Exhibit 10.3 to STERIS plc Form 10-Q for the fiscal quarter ending September 30, 2017 (Commission File No. 1-37614), and incorporated herein by reference).

10.54
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

10.59
Guaranty Supplement dated August 8, 2017 by Synergy Health AST, LLC, Synergy Health US Holdings, Inc., and Synergy Health North America, Inc. of STERIS Corporation May 15, 2015 Note Purchase Agreement and of the Notes issued pursuant thereto (filed as Exhibit 10.4 to STERIS plc Form 10-Q for the fiscal quarter ending September 30, 2017 (Commission File No. 1-37614), and incorporated herein by reference).

10.60
Note Purchase Agreement dated as of January 23, 2017, among STERIS plc and each of the institutions party thereto (filed as Exhibit 10.1 to Form 8-K filed January 26, 2017 (Commission File No. 1-37614), and incorporated herein by reference).

10.61
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

10.62
Guaranty Supplement dated August 8, 2017 by Synergy Health AST, LLC, Synergy Health US Holdings, Inc. and Synergy Health North America, Inc., of Affiliate Guaranty dated as January 23, 2017 of STERIS plc January 23, 2017 Note Purchase Agreement, and of the Notes issued pursuant thereto (filed as Exhibit 10.5 to STERIS plc Form 10-Q for the fiscal quarter ending September 30, 2017 (Commission File No. 1-37614), and incorporated herein by reference).

10.63
Stock Purchase Agreement dated July 16, 2012 by and among STERIS Corporation, United States Endoscopy Group, Inc. and the shareholders party thereto (filed as Exhibit 2.1 to Form 8-K filed August 15, 2012 (Commission File No. 1-14643), and incorporated herein by reference).

10.64
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

21.1	Subsidiaries of STERIS plc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney

24.2	Power of Attorney

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

STERIS plc (Registrant)

Date:	May 30, 2018	By:	/S/ KAREN L. BURTON
Karen L. Burton
Vice President, Controller, and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ WALTER M ROSEBROUGH, JR.	President, Chief Executive Officer and Director	May 30, 2018
Walter M Rosebrough, Jr.
/S/ MICHAEL J. TOKICH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 30, 2018
Michael J. Tokich
/S/ KAREN L. BURTON	Vice President, Controller and Chief Accounting Officer	May 30, 2018
Karen L. Burton
*	Chairman and Director	May 30, 2018
John P. Wareham
*	Director	May 30, 2018
Richard C. Breeden
*	Director	May 30, 2018
Cynthia L. Feldmann
*	Director	May 30, 2018
David B. Lewis
*	Director	May 30, 2018
Jacqueline B. Kosecoff
*	Director	May 30, 2018
Sir Duncan K. Nichol
*	Director	May 30, 2018
Nirav R. Shah
*	Director	May 30, 2018
Mohsen M. Sohi
*	Director	May 30, 2018
Richard M. Steeves
*	Director	May 30, 2018
Loyal W. Wilson
*	Director	May 30, 2018
Michael B. Wood

*
The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

Date:	May 30, 2018	By:	/S/ J. ADAM ZANGERLE
J. Adam Zangerle, Attorney-in-Fact for Directors