Form 10-Q
period 2018-06-30
STERIS plc
filed 2018-08-08
CIK 1624899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number 1-37614
STERIS plc
(Exact name of registrant as specified in its charter)

England and Wales	98-1203539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rutherford House Stephensons Way Chaddesden, Derby, England	DE21 6LY
(Address of principal executive offices)	(Zip code)
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of ordinary shares outstanding as of August 3, 2018: 84,551,550

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its consolidated subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

ITEM 1.	FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2018	March 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$218,524	$201,534
Accounts receivable (net of allowances of $9,838 and $12,472 respectively)	481,482	528,066
Inventories, net	233,876	205,731
Prepaid expenses and other current assets	55,007	54,326
Total current assets	988,889	989,657
Property, plant, and equipment, net	984,235	1,010,524
Goodwill and intangibles, net	3,032,408	3,160,764
Other assets	46,282	39,389
Total assets	$5,051,814	$5,200,334
Liabilities and equity
Current liabilities:
Accounts payable	$130,738	$135,866
Accrued income taxes	7,415	379
Accrued payroll and other related liabilities	62,095	94,000
Accrued expenses and other	173,594	168,217
Total current liabilities	373,842	398,462
Long-term indebtedness	1,320,064	1,316,001
Deferred income taxes, net	154,849	159,971
Other liabilities	103,871	108,600
Total liabilities	$1,952,626	$1,983,034
Commitments and contingencies (see Note 8)
Preferred shares, with £0.10 par value; 100 shares authorized; 100 issued and outstanding	15	15
Ordinary shares, with £0.10 par value; £17,006 shares aggregate par amount authorized; 84,651 and 84,747 ordinary shares issued and outstanding, respectively	2,027,004	2,048,037
Retained earnings	1,181,517	1,146,223
Accumulated other comprehensive loss	(121,096)	11,685
Total shareholders’ equity	3,087,440	3,205,960
Noncontrolling interests	11,748	11,340
Total equity	3,099,188	3,217,300
Total liabilities and equity	$5,051,814	$5,200,334

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
Revenues:
Product	$278,790	$273,605
Service	359,968	334,359
Total revenues	638,758	607,964
Cost of revenues:
Product	146,602	143,245
Service	223,106	208,953
Total cost of revenues	369,708	352,198
Gross profit	269,050	255,766
Operating expenses:
Selling, general, and administrative	158,406	156,336
Research and development	16,220	14,004
Restructuring expenses	—	51
Total operating expenses	174,626	170,391
Income from operations	94,424	85,375
Non-operating expenses, net:
Interest expense	11,740	12,466
Interest income and miscellaneous expense	(367)	(1,345)
Total non-operating expenses, net	11,373	11,121
Income before income tax expense	83,051	74,254
Income tax expense	12,773	16,039
Net income	70,278	58,215
Less: Net income attributable to noncontrolling interests	287	138
Net income attributable to shareholders	$69,991	$58,077

Net income per share attributed to shareholders
Basic	$0.83	$0.68
Diluted	$0.82	$0.68
Cash dividends declared per share ordinary outstanding	$0.31	$0.28

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
Net income	$70,278	$58,215
Less: Net income attributable to noncontrolling interests	287	138
Net income attributable to shareholders	69,991	58,077

Other comprehensive (loss) income
Unrealized loss on available for sale securities, (net of taxes of $0 and $208, respectively)	—	(587)
Amortization of pension and postretirement benefit plans costs, (net of taxes of $169 and $250, respectively)	(410)	(404)
Change in cumulative currency translation adjustment	(130,401)	94,116
Total other comprehensive (loss) income	(130,811)	93,125
Comprehensive (loss) income	$(60,820)	$151,202

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2018	2017
Operating activities:
Net income	$70,278	$58,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	46,854	43,651
Deferred income taxes	225	(2,868)
Share-based compensation expense	5,237	4,809
Gain on the disposal of property, plant, equipment, and intangibles, net	(568)	(824)
Loss on sale of businesses, net	444	124
Other items	(21,081)	924
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	39,225	32,040
Inventories, net	(34,063)	(15,799)
Other current assets	(2,424)	(8,287)
Accounts payable	(1,883)	(10,244)
Accruals and other, net	(1,465)	(21,088)
Net cash provided by operating activities	100,779	80,653
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(27,726)	(36,492)
Proceeds from the sale of property, plant, equipment, and intangibles	2,795	9
Payments from the sale of businesses	(196)	—
Purchase of investments	(4,955)	—
Acquisition of businesses, net of cash acquired	—	(18,399)
Other	(4,784)	—
Net cash used in investing activities	(34,866)	(54,882)
Financing activities:
Payments on long-term obligations	—	(7,500)
Proceeds under credit facilities, net	18,443	13,631
Deferred financing fees and debt issuance costs	(298)	(44)
Acquisition related deferred or contingent consideration	(685)	(1,876)
Repurchases of ordinary shares	(33,844)	(8,451)
Cash dividends paid to ordinary shareholders	(26,265)	(23,858)
Stock option and other equity transactions, net	3,435	5,844
Net cash used in financing activities	(39,214)	(22,254)
Effect of exchange rate changes on cash and cash equivalents	(9,709)	8,405
Increase in cash and cash equivalents	16,990	11,922
Cash and cash equivalents at beginning of period	201,534	282,918
Cash and cash equivalents at end of period	$218,524	$294,840
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three Months Ended June 30, 2018 and 2017
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
These interim consolidated financial statements should be read together with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2018 dated May 30, 2018. The Consolidated Balance Sheet at March 31, 2018 was derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three month period ended June 30, 2018 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2019.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

Revenue Recognition and Associated Liabilities
We adopted Accounting Standards Update ("ASU") 2014-09 “Revenue from Contracts with Customers” and the subsequently issued amendments on April 1, 2018 using the modified retrospective approach to contracts that were not completed as of April 1, 2018. Under this standard, certain capital equipment contracts are comprised of a single performance obligation, resulting in the deferral of the corresponding capital equipment revenue and cost of revenues until installation is complete. Previously, these capital equipment revenues and cost of revenues were recognized based upon shipping terms. We recorded a cumulative effect adjustment in the beginning of fiscal 2019 to Retained earnings of $5,637, based on the current terms and conditions for certain open capital equipment contracts as of March 31, 2018. The impact of the adoption of this standard on our Consolidated Balance Sheets at June 30, 2018 is reflected in the table below. The adoption of this standard did not have a material impact on our Consolidated Statements of Income for the quarter ended June 30, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

	As Reported June 30,	Total	ASC 605 June 30,
Balance Sheet	2018	Adjustments	2018

Total assets	$5,051,814	$(5,581)	$5,046,233
Total liabilities	1,952,626	(10,240)	1,942,386
Total equity	3,099,188	4,659	3,103,847
Revenue is recognized when obligations under the terms of the contract are satisfied and control of the promised products or services have transferred to the Customer. Revenues are measured at the amount of consideration that we expect to be paid in exchange for the products or services. Product revenue is recognized when control passes to the Customer, which is generally based on contract or shipping terms. Service revenue is recognized when the Customer benefits from the service, which occurs either upon completion of the service or as it is provided to the Customer. Our Customers include end users as well as dealers and distributors who market and sell our products. Our revenue is not contingent upon resale by the dealer or distributor, and we have no further obligations related to bringing about resale. Our standard return and restocking fee policies are applied to sales of products. Shipping and handling costs charged to Customers are included in Product revenues. The associated expenses are treated as fulfillment costs and are included in Cost of revenues. Revenues are reported net of sales and value-added taxes collected from Customers.
We have individual Customer contracts that offer discounted pricing. Dealers and distributors may be offered sales incentives in the form of rebates. We reduce revenue for discounts and estimated returns, rebates, and other similar allowances in the same period the related revenues are recorded. The reduction in revenue for these items is estimated based on historical experience and trend analysis to the extent that it is probable that a significant reversal of revenue will not occur. Estimated returns are recorded gross on the Consolidated Balance Sheets.
In transactions that contain multiple performance obligations, such as when products, maintenance services, and other services are combined, we recognize revenue as each product is delivered or service is provided to the Customer. We allocate the total arrangement consideration to each performance obligation based on its relative standalone selling price, which is the price for the product or service when it is sold separately.
Payment terms vary by the type and location of the Customer and the products or services offered. Generally, the time between when revenue is recognized and when payment is due is not significant. We do not evaluate whether the selling price contains a financing component for contracts that have a duration of less than one year.
We do not capitalize sales commissions as substantially all of our sales commission programs have an amortization period of one year or less.
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At June 30, 2018, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
Refer to Note 9, titled "Business Segment Information" for disaggregation of revenue.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

Product Revenue
Product revenues consist of revenues generated from sales of consumables and capital equipment. These contracts are primarily based on a Customer’s purchase order and may include a Distributor, Dealer or Group Purchasing Organization (GPO) agreement. We recognize revenue for sales of product when control passes to the Customer, which generally occurs either when the products are shipped or when they are received by the Customer. Revenue related to certain capital equipment products is deferred until installation is complete as the capital equipment and installation are highly integrated and form a single performance obligation.
Service Revenue
Within our Healthcare Products and Life Sciences segments, service revenues consist of revenue generated from parts and labor associated with the maintenance, repair and installation of capital equipment. These contracts are primarily based on a Customer’s purchase order and may include a Distributor, Dealer, or GPO agreement. For maintenance, repair and installation of capital equipment, revenue is recognized upon completion of the service.
We also offer preventive maintenance and separately priced extended warranty agreements to our Customers, which require us to maintain and repair our products over the duration of the contract. Generally, these contract terms are cancelable without penalty and range from one to five years. Amounts received under these Customer contracts are initially recorded as a service liability and are recognized as service revenue ratably over the contract term using a time-based input measure.
Within our Healthcare Specialty Services segment, revenues relate primarily to outsourced reprocessing services and instrument repairs. Contracts for outsourced reprocessing services are primarily based on an agreement with a Customer, ranging in length from several months to 15 years. Outsourced reprocessing services revenue is recognized ratably over the contract term using a time-based input measure, adjusted for volume and other performance metrics, to the extent that it is probable that a significant reversal of revenue will not occur. Contracts for instrument repairs are primarily based on a Customer’s purchase order, and the associated revenue is recognized upon completion of the repair.
Within our Applied Sterilization Technologies segment, service revenues include contract sterilization and laboratory services. Sales contracts for contract sterilization and laboratory services are primarily based on a Customer’s purchase order and associated Customer agreement and revenues are generally recognized upon completion of the service.
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first three months of fiscal 2019, $12,421 of the March 31, 2018 deferred revenue balance was recorded as revenue.
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Deferred revenue balances.
Service Liabilities
Payments received in advance of performance for cancelable preventative maintenance and separately priced extended warranty contracts are recorded as service liabilities. Service liabilities are recognized as revenue as performance is rendered under the contract. Prior to the adoption of ASC 606, these amounts were included in Deferred revenues.
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of June 30, 2018, the transaction price allocated to remaining performance obligations was approximately $745,000. We expect to recognize approximately 50% of the transaction price within one year and approximately 40% beyond one year. The remainder has yet to be scheduled for delivery.
Recently Issued Accounting Standards Impacting the Company

Recently Issued Accounting Standards Impacting the Company are presented in the following table:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

Standard	Date of Issuance	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that have recently been adopted
ASU 2014-09, "Revenue from Contracts with Customers" and subsequently issued amendments	May 2014
The standard replaced existing revenue recognition standards and significantly expands the disclosure requirements for revenue arrangements. It may be adopted either retrospectively or on a modified retrospective basis to new contracts and existing contracts with remaining performance obligations as of the effective date. The standard update is effective for annual periods beginning after December 15, 2017 and interim periods within those periods. Early adoption is not permitted before the original public entity effective date of December 15, 2016.
			First Quarter Fiscal 2019	Additional information is disclosed in Footnote 1 under the heading, "Revenue Recognition and Associated Liabilities".
ASU 2016-01, "Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Liabilities" (Subtopic 825-10)	January 2016
The standard changed how equity investments are measured and presented changes in the fair value of financial liabilities measured under the fair value option. Presentation and disclosure requirements for financial instruments were also affected. Entities are required to measure equity investments that do not result in consolidation and are not recorded under the equity method at fair value with changes in fair value recognized in net income. The standard clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.
First Quarter Fiscal 2019
We adopted the standard on a modified retrospective basis at the beginning of fiscal 2019 and we recorded a cumulative effect adjustment to our opening retained earnings balance of $1,970 that increased retained earnings and decreased accumulated other comprehensive income.

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
First Quarter Fiscal 2019
We adopted this standard effective April 1, 2018 with no material impact to our Consolidated Balance Sheets. The impact to our Consolidated Statements of Income will depend on the value of future intra-entity transfers.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

ASU 2017-01 "Clarifying the Definition of a Business"	January 2017
The standard update narrows the definition of a business by providing a screen to determine when an integrated set of assets and activities is not a business.  The screen specifies that an integrated set of assets and activities is not a business if substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single or a group of similar identifiable assets.  The standard update is effective for annual periods beginning after December 15, 2017 and interim periods within that period.  Early adoption is permitted.
		First Quarter Fiscal 2019	We adopted this standard effective April 1, 2018. The impact will depend on the future occurrence of the relevant transactions or conditions addressed by the standard.
ASU 2017-07 "Compensation - Retirement Benefits - Improving the Presentation of Net Periodic Pension and Net Periodic Postretirement Benefit Cost" (Topic 715)	March 2017
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
First Quarter Fiscal 2019
We retrospectively adopted the standard in the first quarter of fiscal 2019. Prior periods have been recast for the adoption of this standard. Changes have been reflected in the Cost of Revenues, Selling, general and administrative expense, and Interest income and miscellaneous expense lines of our Consolidated Statements of Income. Amounts are not considered material for additional disclosure.

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

		First Quarter Fiscal 2019	We adopted this standard effective April 1, 2018. The impact will depend on the future occurrence of the relevant terms or conditions addressed by the standard.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

Standards that have not yet been adopted
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
N/A
We are currently evaluating the impact that the standard will have on our consolidated financial statements. We are also evaluating our lease portfolio, software packages, process and policy change requirements. We anticipate that most of our operating leases will result in the recognition of additional assets and corresponding liabilities in our Consolidated Balance Sheet, however we do not expect the standard to have a material impact on our financial position. The actual impact will depend on our lease portfolio at the time of adoption. For more information regarding our total operating lease commitments refer to Note 5, "Property, Plant and Equipment" of our Annual Report on Form 10-K for the year ended March 31, 2018 dated May 30, 2018.

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
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

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
The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects. The underlying guidance requiring that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted.
		N/A	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.

A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 dated May 30, 2018. Our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2018.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

2. Business Acquisitions and Divestitures
During fiscal 2018, we completed several minor purchases which continued to expand our product offerings in the Healthcare Products, Healthcare Specialty Services and Applied Sterilization Technologies segments. The aggregate purchase price associated with these transactions was approximately $52,900, ($23,100 of which was paid during the first quarter), net of cash acquired and including potential contingent consideration of $5,400. The purchase price for the acquisitions was financed with both cash on hand and with credit facility borrowings. Purchase price allocations are finalized within a measurement period not to exceed one year from closing. Any provisional adjustments recorded were not material.
On November 20, 2017, we sold our Synergy Health Healthcare Consumable Solutions ("HCS") business to Vernacare. Annual revenues for the HCS business were approximately $40,000 and were included in the Healthcare Products segment. We recorded proceeds of approximately $8,000, net of cash divested and including a working capital adjustment. We also recognized a pre-tax loss on the sale of approximately $13,900 in Selling, general, and administrative expense in the Consolidated Statement of Income.

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

	June 30, 2018	March 31, 2018
Raw materials	$86,249	$83,741
Work in process	35,648	34,904
Finished goods	149,461	124,005
LIFO reserve	(17,900)	(17,280)
Reserve for excess and obsolete inventory	(19,582)	(19,639)
Inventories, net	$233,876	$205,731

4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	June 30, 2018	March 31, 2018
Land and land improvements (1)	$54,053	$55,417
Buildings and leasehold improvements	438,869	449,316
Machinery and equipment	569,620	575,607
Information systems	148,366	145,726
Radioisotope	474,906	476,578
Construction in progress (1)	94,019	87,745
Total property, plant, and equipment	1,779,833	1,790,389
Less: accumulated depreciation and depletion	(795,598)	(779,865)
Property, plant, and equipment, net	$984,235	$1,010,524

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

5. Debt
Indebtedness was as follows:

	June 30, 2018	March 31, 2018
Credit Agreement and Swing Line Facility	$348,367	$331,206
Private Placement Notes	974,949	988,190
Deferred financing costs	(3,252)	(3,395)
Total long term debt	$1,320,064	$1,316,001
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 dated May 30, 2018.
6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	June 30, 2018	March 31, 2018
Accrued payroll and other related liabilities:
Compensation and related items	$27,740	$30,270
Accrued vacation/paid time off	11,268	11,011
Accrued bonuses	9,943	31,716
Accrued employee commissions	9,069	17,168
Other postretirement benefit obligations-current portion	1,907	1,906
Other employee benefit plans obligations-current portion	2,168	1,929
Total accrued payroll and other related liabilities	$62,095	$94,000
Accrued expenses and other:
Deferred revenues	$49,062	$31,621
Service liabilities	40,790	43,077
Self-insured risk reserves-current portion	7,222	7,349
Accrued dealer commissions	14,431	16,121
Accrued warranty	6,728	6,872
Asset retirement obligation-current portion	1,762	1,798
Other	53,599	61,379
Total accrued expenses and other	$173,594	$168,217
Other liabilities:
Self-insured risk reserves-long-term portion	$15,008	$15,008
Other postretirement benefit obligations-long-term portion	11,704	12,194
Defined benefit pension plans obligations-long-term portion	26,762	29,407
Other employee benefit plans obligations-long-term portion	3,097	3,221
Accrued long-term income taxes	18,953	18,922
Asset retirement obligation-long-term portion	9,509	9,841
Other	18,838	20,007
Total other liabilities	$103,871	$108,600

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

7. Income Tax Expense

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The TCJA reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act when accounting for the enactment-date effects of the TCJA. At June 30, 2018, the Company has not completed its accounting for the tax effects of the TCJA; however, it has made reasonable estimates of the tax effects. During the three months ended June 30, 2018, the Company has not recorded any adjustments to the provisional amounts recorded at March 31, 2018 related to the remeasurement of its deferred balances and the one-time transition tax.  In all cases, the Company is continuing to make and refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the TCJA and certain aspects of the TCJA are clarified by the taxing authorities.
The TCJA also subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries and allows a benefit for foreign-derived intangible income (“FDII”). The Company has made sufficient progress in its calculation to reasonably estimate the tax impact related to GILTI and FDII for the year ended March 31, 2019 and included it in the estimated annual effective tax rate. The impact of GILTI and FDII was not significant for the three months ended June 30, 2018. The Company will continue to refine its calculations, which may result in changes to the expected impact for fiscal year 2019.
The effective income tax rates for the three month periods ended June 30, 2018 and 2017 were 15.4% and 21.6%, respectively. The fiscal 2019 rate was favorably impacted compared to the prior year period primarily by the decrease in the U.S. federal statutory tax rate.
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
For the Three Months Ended June 30, 2018 and 2017
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
For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2018 dated May 30, 2018: Item 1 titled “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factors” in Item 1A titled "Product related regulations and claims".
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
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

Our Life Sciences segment offers consumable products, equipment maintenance and specialty services for pharmaceutical manufacturers and research facilities, and capital equipment.
Our Applied Sterilization Technologies segment offers a contract sterilization and laboratory services for medical device and pharmaceutical Customers and others.
We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company. In fiscal 2019, we ceased the allocation of certain corporate costs to our segments to align with internal management measures. The prior period operating income measures have been recast for comparability.
Segment income is calculated as the segment’s gross profit less direct costs and indirect costs if the resources are dedicated to a single segment. Corporate costs include corporate and administrative functions, public company costs, legacy post-retirement benefits, and certain services and facilities related to distribution and research and development that are shared by multiple segments. Adjustments include acquisition related costs, amortization of acquired intangibles, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by adjusting for these items they gain better insight and greater transparency into the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making.
For the three months ended June 30, 2018, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.
Financial information for each of our segments is presented in the following table:

	Three Months Ended June 30,
	2018	2017
Revenues:
Healthcare Products	$292,010	$289,064
Healthcare Specialty Services	122,249	113,434
Life Sciences	84,955	80,935
Applied Sterilization Technologies	139,544	124,531
Total revenues	$638,758	$607,964
Operating income (loss):
Healthcare Products	$61,722	$63,124
Healthcare Specialty Services	12,954	14,344
Life Sciences	29,865	26,870
Applied Sterilization Technologies	56,151	47,994
Corporate	(46,042)	(45,833)
Total operating income before adjustments	$114,650	$106,499
Less: Adjustments
Amortization of acquired intangible assets (1)	$18,055	$16,302
Acquisition and integration related charges (2)	1,671	4,029
Tax restructuring costs	287	—
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	(842)	—
Net loss on divestiture of businesses (1)	444	124
Amortization of inventory and property "step up" to fair value (1)	611	618
Restructuring charges	—	51
Total operating income	$94,424	$85,375

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

(1) For more information regarding our recent acquisitions and divestitures see Note 2 titled, "Business Acquisitions and Divestitures", as well as our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions..

Additional information regarding our fiscal 2019 and fiscal 2018 first quarter revenue is disclosed in the following tables:

	Three Months Ended June 30,
	2018	2017
Healthcare Products:
Capital equipment	$107,496	$105,565
Consumables	100,414	103,688
Service	84,100	79,811
Total Healthcare Products Revenues	$292,010	$289,064
Total Healthcare Specialty Services Revenues	$122,249	$113,434
Life Sciences:
Capital equipment	$19,114	$18,281
Consumables	40,221	38,319
Service	25,620	24,335
Total Life Sciences Revenues	$84,955	$80,935
Applied Sterilization Technologies Service Revenues	$139,544	$124,531
Total Revenues	$638,758	$607,964

	Three Months Ended June 30,
	2018	2017
Revenues:
United Kingdom	$47,480	$52,722
United States	447,540	422,959
Other locations	143,738	132,283
Total Revenues	$638,758	$607,964

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,
Denominator (shares in thousands):	2018	2017
Weighted average shares outstanding—basic	84,685	85,090
Dilutive effect of share equivalents	824	630
Weighted average shares outstanding and share equivalents—diluted	85,509	85,720
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended June 30,
(shares in thousands)	2018	2017
Number of share options	141	569
Preferred Shares
Pursuant to an engagement letter dated October 23, 2015, we issued 100,000 preferred shares, par value of £0.10 each, for an aggregate consideration of approximately $15, in satisfaction of debt owed to a service provider. The holders of the preferred shares are entitled to a fixed cumulative preferential annual dividend of 5 percent (on the amount paid periodically on the preferred shares respectively held by them). On a return of capital of the Company whether on liquidation or otherwise, the holders of the preferred shares shall be entitled to receive out of the assets of the Company available for distribution to its shareholders the sum of £0.10 per preferred share plus any accrued but unpaid dividends, but will not be entitled to any further participation in the assets of the Company. The holders of the preferred shares will have no right to attend, speak or vote, whether in person or by proxy, at any general meeting of the Company or any meeting of a class of members of the Company in respect of the preferred shares and will not be entitled to receive any notice of meetings.
11. Repurchases of Ordinary Shares
On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. During the first three months of fiscal 2019, we repurchased 259,000 of our ordinary shares for the aggregate amount of $26,159 pursuant to this authorization.
During the first three months of fiscal 2019, we obtained 89,730 of our ordinary shares in the aggregate amount of $7,753 in connection with share based compensation award programs.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted in fiscal 2019, 110% of the market price on the date of grant, subject to the terms of the option plan and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of June 30, 2018, 4,422,269 ordinary shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during the first three months of fiscal 2019 and 2018:

	Fiscal 2019	Fiscal 2018
Risk-free interest rate	2.62%	2.00%
Expected life of options	6.2 years	5.6 years
Expected dividend yield of stock	1.48%	1.59%
Expected volatility of stock	19.83%	22.11%
The risk-free interest rate is based upon the U.S. Treasury yield curve. The expected life of options is reflective of historical experience, vesting schedules and contractual terms. The expected dividend yield of stock represents our best estimate of the expected future dividend yield. The expected volatility of stock is derived by referring to our historical stock prices over a time frame similar to that of the expected life of the grant. An estimated forfeiture rate of 2.37% and 2.25% was applied in fiscal 2019 and 2018, respectively. This rate is calculated based upon historical activity and represents an estimate of the granted options not expected to vest. If actual forfeitures differ from this calculated rate, we may be required to make additional adjustments to compensation expense in future periods. The assumptions used above are reviewed at the time of each significant option grant, or at least annually.
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2018	2,021,662	$58.56
Granted	406,472	114.22
Exercised	(75,054)	41.34
Forfeited	(5,365)	72.63
Outstanding at June 30, 2018	2,347,715	$68.72	7.1 years	$88,949
Exercisable at June 30, 2018	1,404,706	$53.78	5.8 years	$71,956
We estimate that 911,463 of the non-vested stock options outstanding at June 30, 2018 will ultimately vest.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $105.01 closing price of our ordinary shares on June 30, 2018 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first three months of fiscal 2019 and fiscal 2018 was $4,582 and $7,538, respectively. Net cash proceeds from the exercise of stock options were $3,435 and $5,844 for the first three months of fiscal 2019 and fiscal 2018, respectively.
The weighted average grant date fair value of stock option grants was $17.53 and $15.19 for the first three months of fiscal 2019 and fiscal 2018, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of June 30, 2018 and 2017 was $1,089 and $1,750, respectively.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2018	763,201	35,431	$68.65
Granted	168,659	8,334	103.72
Vested	(218,981)	(9,266)	58.47
Forfeited	(13,755)	—	72.62
Non-vested at June 30, 2018	699,124	34,499	$80.23
Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first three months of fiscal 2019 was $13,346.
As of June 30, 2018, there was a total of $54,502 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.48 years.
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
Changes in our warranty liability during the first three months of fiscal 2019 were as follows:

Warranties
Balance, March 31, 2018	$6,872
Warranties issued during the period	2,755
Settlements made during the period	(2,899)
Balance, June 30, 2018	$6,728

14. Derivatives and Hedging

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the first quarter of fiscal 2019, we also entered into forward foreign currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2019. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
None of these contracts are designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At June 30, 2018, we held foreign currency forward contracts to buy 186.6 million Mexican pesos, 13.6 million Canadian dollars; and to sell 6.1 million euros. At June 30, 2018 we held commodity swap contracts to buy 456.8 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	June 30, 2018	March 31, 2018	June 30, 2018	March 31, 2018
Prepaid & Other	$785	$187	$—	$—
Accrued expenses and other	$—	$—	$226	$—
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,
		2018	2017
Foreign currency forward contracts	Selling, general and administrative	$(358)	$(837)
Commodity swap contracts	Cost of revenues	$364	$(170)
Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $53.7 million at June 30, 2018. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
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
The following table shows the fair value of our financial assets and liabilities at June 30, 2018 and March 31, 2018:

			Fair Value Measurements
	Carrying Value		Quoted Prices in Active Markets for Identical Assets			Significant Other Observable Inputs			Significant Unobservable Inputs
			Level 1			Level 2			Level 3
	June 30	March 31	June 30	March 31		June 30	March 31		June 30	March 31
Assets:
Cash and cash equivalents	$218,524	$201,534	$218,524	$201,534		$—	$—		$—	$—
Forward and swap contracts (1)	785	187	—	—		785	187		—	—
Equity investments(2)	10,854	12,961	10,854	12,961	—	—	—	—	—	—
Other investments	3,238	3,421	3,238	3,421		—	—		—	—

Liabilities:
Forward and swap contracts (1)	$226	$—	$—	$—		$226	$—		$—	$—
Deferred compensation plans (2)	1,729	1,694	1,729	1,694		—	—		—	—
Long term debt (3)	1,320,064	1,316,001	—	—		1,297,983	1,305,181		—	—
Contingent consideration obligations (4)	7,019	8,068	—	—		—	—		7,019	8,068
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers.Beginning in fiscal 2019, changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During the first quarter of fiscal 2019, we recorded a loss of $1,377 related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at June 30, 2018 are summarized as follows:

Contingent Consideration
Balance at March 31, 2018	$8,068
Additions	—
Payments	(144)
Reductions	(841)
Currency translation adjustments	(64)
Balance at June 30, 2018	$7,019

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three months ended June 30, 2018 were as follows:

	Gain (Loss) on Available for Sale Securities	Defined Benefit Plans (2)	Currency Translation (3)	Total Accumulated Other Comprehensive Income (Loss)
Balance at March 31, 2018	$1,970	$(6,742)	$16,457	$11,685
Other Comprehensive Income (Loss) before reclassifications	—	153	(130,401)	(130,248)
Amounts reclassified from Accumulated Other Comprehensive (Loss)	—	(563)	—	(563)
Net current-period Other Comprehensive (Loss)	—	(410)	(130,401)	(130,811)
Cumulative adjustment to Retained Earnings (1)	(1,970)	—	—	(1,970)
Balance at June 30, 2018	$—	$(7,152)	$(113,944)	$(121,096)
(1) As a result of the adoption of ASC 2016-01 we recorded a cumulative effect adjustment to our opening fiscal 2019 retained earnings balance that increased retained earnings and decreased accumulated other comprehensive income. See Footnote 1 titled "Nature of Operations and Summary of Significant Accounting Policies" for further details.
(2) Amortization (gain) of defined benefit pension items is reported in the Interest income and miscellaneous expense line of our Consolidated Statements of Income.
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
(2) Amortization (gain) of defined benefit pension items is reported in the Interest income and miscellaneous expense line of our Consolidated Statements of Income.
(3) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three Months Ended June 30, 2018 and 2017
(dollars in thousands, except as noted)

17. Loans Receivable
In connection with a fiscal 2019 first quarter equity investment of $4,955, we agreed to provide a credit facility of up to approximately $10,000 for a term of up to five years. The loan carries an interest rate of 4% compounded daily and payable annually. Outstanding borrowings under the agreement totaled $3,788 at June 30, 2018.
In connection with the fiscal 2017 divestiture of Synergy Health Netherlands Linen Management Services, we entered into a loan agreement to provide financing of up to €15,000 for a term of up to 15 years. The loan carries an interest rate of 4% for the first four years and 12% thereafter. Outstanding borrowings under the agreement totaled $4,097 at June 30, 2018.
Amounts for loan receivables as noted above are recorded in the "Other assets" line of our Consolidated balance sheets. Interest income is not material.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of June 30, 2018, the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of March 31, 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the year then ended, and the related notes and schedule (not presented herein); and in our report dated May 30, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP

Cleveland, Ohio
August 8, 2018

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the first quarter of fiscal 2019 and fiscal 2018. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.
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

•
Service Revenues – We define service revenues as revenues generated from parts and labor associated with the maintenance, repair, and installation of our capital equipment. Service revenues also include hospital sterilization services, instrument and scope repairs, as well as revenues generated from contract sterilization and laboratory services offered through our Applied Sterilization Technologies segment.

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
U.S. Tax Reform. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending March 31, 2019 and forward, including, but not limited to, (1) reduction of the U.S. federal corporate income tax rate; (2) elimination of the corporate alternative minimum tax ("AMT"); (3) the creation of the base erosion anti-abuse tax ("BEAT"), a new minimum tax; (4) a general elimination of U.S. federal income taxes on dividends from non-U.S. subsidiaries; (5) a new provision designed to tax global intangible low-taxed income ("GILTI"), which allows for the possibility of using foreign tax credits ("FTCs") and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (6) a new limitation on deductible interest expense; (7) the repeal of the domestic production activity deduction; (8) limitations on the deductibility of certain executive compensation; (9) limitations on the use of FTCs to reduce the U.S. income tax liability; and (10) limitations on net operating losses ("NOLs") generated after December 31, 2017, to 80.0 percent of taxable income.

Highlights. Revenues for the first quarter of fiscal 2019 were $638.8 million, representing an increase of 5.1%, over the first quarter of fiscal 2018 revenues of $608.0 million. This increase reflects organic growth in all business segments and favorable fluctuations in currencies, which was partially offset by the impact of our fiscal 2018 divestiture of Synergy Health Healthcare Consumable Solutions ("HCS").
Gross margin percentage for the first quarter of fiscal 2019 remained flat at 42.1%, as compared to the first quarter of fiscal 2018. Favorable impact of the divestiture of HCS and pricing were offset by the negative impact of fluctuations in currencies, personnel investments in outsourced reprocessing and other adjustments.
Operating income during the first quarter of fiscal 2019 was $94.4 million, compared to $85.4 million for the first quarter of fiscal 2018. The year over year increase is primarily attributable to the higher gross margin and lower acquisition related expenses.
Cash flows from operations were $100.8 million and free cash flow was $75.8 million in the first three months of fiscal 2019 compared to cash flows from operations of $80.7 million and free cash flow of $44.2 million in the first three months of fiscal 2018, respectively (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2019 increases in cash from operations and free cash flow over fiscal 2018 were primarily due to improvements in working capital, the timing of capital expenditures and higher earnings.
Our debt-to-total capital ratio was 30.0% at June 30, 2018 and 29.1% at March 31, 2018. During the first three months of fiscal 2019, we declared and paid quarterly cash dividends of $0.31 per ordinary share.
Additional information regarding our financial performance during the first quarter of fiscal 2019 is included in the subsection below titled “Results of Operations.”

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
The following table summarizes the calculation of our free cash flow for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$100,779	$80,653
Purchases of property, plant, equipment and intangibles, net	(27,726)	(36,492)
Proceeds from the sale of property, plant, equipment and intangibles	2,795	9
Free cash flow	$75,848	$44,170

Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the first quarter of fiscal 2019 compared with the same fiscal 2018 period. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three months ended June 30, 2018 to the revenues for the three months ended June 30, 2017:

	Three Months Ended June 30,
(dollars in thousands)	2018	2017	Change	Percent Change

Total revenues	$638,758	$607,964	$30,794	5.1%

Revenues by type:
Service revenues	359,968	334,359	25,609	7.7%
Consumable revenues	147,571	147,862	(291)	(0.2)%
Capital equipment revenues	131,219	125,743	5,476	4.4%

Revenues by geography:
United Kingdom revenues	47,480	52,722	(5,242)	(9.9)%
United States revenues	447,540	422,959	24,581	5.8%
Other foreign revenues	143,738	132,283	11,455	8.7%
Revenues increased $30.8 million, or 5.1%, to $638.8 million for the three months ended June 30, 2018, as compared to $608.0 million for the same period in the prior year. This increase reflects organic growth in all business segments and favorable fluctuations in currencies, which was partially offset by the impact of our HCS divestiture which occurred during fiscal 2018.
Consumable revenues slightly decreased by 0.2% for the first three months of fiscal 2019 compared to the first three months of fiscal 2018, as growth in the Life Sciences segment was offset by a decline in the Healthcare Products segment as a result of our fiscal 2018 HCS divestiture. Capital equipment revenues increased 4.4%, reflecting growth in both the Healthcare Products and Life Science segments. Service revenues increased 7.7% for the first three months of fiscal 2019, as compared to the same period in fiscal 2018, reflecting growth in all business segments.
United Kingdom revenues decreased $5.2 million, or 9.9%, to $47.5 million for the three months ended June 30, 2018, as compared to $52.7 million for the same period in the prior year primarily due to the fiscal 2018 divestiture of HCS.
United States revenues increased $24.6 million, or 5.8%, to $447.5 million for the three months ended June 30, 2018, as compared to $423.0 million for the same period in the prior year reflecting strength in capital equipment, consumable and service offerings within the Healthcare Products, Healthcare Specialty Services and Applied Sterilization Technologies segments.
Revenue from other foreign locations increased $11.5 million, or 8.7%, to $143.7 million for the three months ended June 30, 2018, as compared to $132.3 million for the same period in the prior year reflecting growth in Canada and within the Europe, Middle East & Africa ("EMEA"), Asia Pacific and Latin American regions.

Gross Profit. The following table compares our gross profit for the three months ended June 30, 2018 to the three months ended June 30, 2017:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2018	2017
Gross profit:
Product	$132,188	$130,360	$1,828	1.4%
Service	136,862	125,406	11,456	9.1%
Total gross profit	$269,050	$255,766	$13,284	5.2%
Gross profit percentage:
Product	47.4%	47.6%
Service	38.0%	37.5%
Total gross profit percentage	42.1%	42.1%
Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the first three months of fiscal 2019 remained flat at 42.1% as compared to the gross profit percentage in the first three months of fiscal 2018. The favorable impacts of the divestiture of HCS (40 basis points) and pricing (50 basis points) were offset by the unfavorable impact of fluctuations in currencies (10 basis points), and personnel investments in outsourced reprocessing and other adjustments (80 basis points).
Operating Expenses. The following table compares our operating expenses for the three months ended June 30, 2018 to the three months ended June 30, 2017:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2018	2017
Operating expenses:
Selling, general, and administrative	$158,406	$156,336	$2,070	1.3%
Research and development	16,220	14,004	2,216	15.8%
Restructuring expenses	—	51	(51)	NM
Total operating expenses	$174,626	$170,391	$4,235	2.5%
NM - Not meaningful.
Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 1.3% in the first three months of fiscal 2019 over the same period in fiscal 2018.
Research and Development. For the three month period ended June 30, 2018, research and development expenses increased 15.8% over the same prior year period. This increase was primarily due to increased spending within the Healthcare Products segment. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first quarter of fiscal 2019, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing combination technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(dollars in thousands)	2018	2017	Change
Non-operating expenses, net:
Interest expense	$11,740	$12,466	$(726)
Interest income and miscellaneous expense	(367)	(1,345)	978
Non-operating expenses, net	$11,373	$11,121	$252
Interest expense decreased $0.7 million during the first quarter of fiscal 2019 as compared to the first quarter of fiscal 2018 primarily due to reduced interest rates on our 2008 and 2012 Private Placement notes and lower floating rate debt levels in the fiscal 2019 period (refer to our Note 5 to our consolidated financial statements, titled "Debt" for more information). Interest income and miscellaneous expense is not material.
Income Tax Expense. The following table compares our income tax expense and effective income tax rates for the three months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30,		Change	Percent Change
(dollars in thousands)	2018	2017
Income tax expense	$12,773	$16,039	$(3,266)	(20.4)%
Effective income tax rate	15.4%	21.6%
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
The effective income tax rates for the three month periods ended June 30, 2018 and 2017 were 15.4% and 21.6%, respectively. The fiscal 2019 rate was favorably impacted compared to the prior year period primarily by the decrease in the U.S. federal statutory tax rate from 35.0% to 21.0%.
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
We disclose a measure of segment income that is consistent with the way management operates and views the business. The accounting policies for reportable segments are the same as those for the consolidated Company. In fiscal 2019, we ceased the allocation of certain corporate costs to our segments to align with internal management measures. The prior period operating income measures have been recast for comparability. Segment income is calculated as the segment’s gross profit less direct costs and indirect costs if the resources are dedicated to a single segment. Corporate costs include corporate and administrative functions, public company costs, legacy post-retirement benefits, and certain services and facilities related to distribution and research and development that are shared by multiple segments. Adjustments include acquisition related costs, amortization of acquired intangibles, restructuring costs and other charges that management believes may or may not recur with similar materiality or impact on operating income in future periods. Management believes that by adjusting for these items they gain better insight and greater transparency into the operating performance of the segments, thus aiding them in more meaningful financial trend analysis and operational decision making.

Additional information regarding our segments is included in our consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.
The following tables compares business segment revenues, segment operating income and total operating income for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Revenues:
Healthcare Products	$292,010	$289,064
Healthcare Specialty Services	122,249	113,434
Life Sciences	84,955	80,935
Applied Sterilization Technologies	139,544	124,531
Total revenues	$638,758	$607,964
Operating income (loss):
Healthcare Products	$61,722	$63,124
Healthcare Specialty Services	12,954	14,344
Life Sciences	29,865	26,870
Applied Sterilization Technologies	56,151	47,994
Corporate	(46,042)	(45,833)
Total operating income before adjustments	$114,650	$106,499
Less: Adjustments
Amortization of acquired intangible assets (1)	$18,055	$16,302
Acquisition and integration related charges (2)	1,671	4,029
Tax restructuring costs	287	—
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	(842)	—
Net loss on divestiture of businesses (1)	444	124
Amortization of inventory and property "step up" to fair value (1)	611	618
Restructuring charges	—	51
Total operating income	$94,424	$85,375
(1) For more information regarding our recent acquisitions and divestitures see Note 2 to our consolidated financial statements titled, "Business Acquisitions and Divestitures", as well as our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.

Healthcare Product revenues increased 1.0% to $292.0 million for the three months ended June 30, 2018, as compared to$289.1 million in the same prior year period. The first three months of fiscal 2019 revenues reflect growth in service and capital equipment revenues of 5.4%, and 1.8%, respectively, and a decline in consumable revenues of 3.2%. The fiscal 2019 increase reflects organic growth and the favorable fluctuations in currencies, which was partially offset by the fiscal 2018 divestiture of HCS. At June 30, 2018, the Healthcare Products segment’s backlog amounted to $177.1 million, an increase of $42.0 million, or 31.1%, compared to the backlog of $135.0 million at June 30, 2017.
Healthcare Specialty Services revenues increased 7.8% to $122.2 million for the three months ended June 30, 2018, as compared to $113.4 million in the same prior year period. The fiscal 2019 increase reflects organic growth and the favorable fluctuations in currencies.
Life Sciences revenues increased 5.0% to $85.0 million for the first three months ended June 30, 2018, as compared to $80.9 million for the same prior year period. This increase reflects growth of 4.6%, 5.0% and 5.3% in capital equipment, consumable and service revenues, respectively. The fiscal 2019 increase reflects organic growth and the favorable fluctuations in currencies. At June 30, 2018, the Life Sciences segment’s backlog amounted to $63.4 million, a decrease of 4.7% or $3.1 million, compared to the backlog of $66.5 million at June 30, 2017.
Applied Sterilization Technologies segment revenues increased 12.1% to $139.5 million for the quarter ended June 30, 2018, as compared to $124.5 million for the same prior year quarter. The fiscal 2019 increase reflects organic growth and the favorable fluctuations in currencies.

The Healthcare Products segment’s operating income decreased $1.4 million to $61.7 million as compared to $63.1 million in the same prior year period. The segment's operating margins were 21.1% and 21.8% for the first three months of fiscal 2019 and 2018, respectively. The decreases in the fiscal 2019 period were primarily due to higher R&D expenses incurred in fiscal 2019, the negative impact of fluctuations in currencies and the fiscal 2018 divestiture of HCS.
The Healthcare Specialty Services segment’s operating income decreased by $1.4 million to $13.0 million as compared to $14.3 million in the same prior year period. The segment's operating margins were 10.6% and 12.6% for the first three months of fiscal 2019 and fiscal 2018, respectively. The decreases in the fiscal 2019 period were primarily due to personnel investments in outsourced reprocessing in the United States.
The Life Sciences segment’s operating income increased $3.0 million to $29.9 million as compared to $26.9 million in the same prior year period. The segment’s operating margins were 35.2% and 33.2% for the first three months of fiscal 2019 and fiscal 2018, respectively. The increases in the fiscal 2019 period were primarily driven by increased volume and favorable product mix.
The Applied Sterilization Technologies segment's operating income increased $8.2 million to $56.2 million as compared to $48.0 million during the same prior year period. The segment’s operating margins were 40.2% and 38.5% for the first three months of fiscal 2019 and fiscal 2018, respectively. The increases in the fiscal 2019 period were primarily driven by increased volumes.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$100,779	$80,653
Net cash (used in) investing activities	$(34,866)	$(54,882)
Net cash (used in) provided by financing activities	$(39,214)	$(22,254)
Debt-to-total capital ratio	30.0%	33.8%
Free cash flow	$75,848	$44,170
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $100.8 million for the first three months of fiscal 2019 and $80.7 million for the first three months of fiscal 2018.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $34.9 million for the first three months of fiscal 2019 and $54.9 million for the first three months of fiscal 2018. The following discussion summarizes the significant changes in our investing cash flows for the first three months of fiscal 2019 and fiscal 2018:

•	Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $27.7 million for the first three months of fiscal 2019 and $36.5 million during the same prior year period.

•
Proceeds from the sale of property, plant, equipment, net – Proceeds from the sale of property, plant and equipment were $2.8 million during the first three months of fiscal 2019, the majority of which was from the sale of a Healthcare Products facility located in the U.K. There was minimal activity in fiscal 2018.

•
Acquisitions of businesses, net of cash acquired – During the first three months of fiscal 2018, we used $18.4 million for the purchase of businesses. For more information on our acquisitions, refer to our Note 2 to our consolidated financial statements, "Business Acquisitions and Divestitures".

•	Purchases of Investments – During the first three months of fiscal 2019, we completed an equity investment for approximately $5.0 million.

•
Other- During the first three months of fiscal 2019, we provided $4.8 million under our borrowing agreements. For more information on these loan agreements, refer to our Note 17 to our consolidated financial statements, "Loans Receivable".

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $39.2 million for the first three months of fiscal 2019 compared with net cash used in financing activities of $22.3 million for the first three months of fiscal 2018. The following discussion summarizes the significant changes in our financing cash flows for the first three months of fiscal 2019 and fiscal 2018:

•	Payments on long-term obligations - Payments on long-term obligations totaled $7.5 million in the first three months of fiscal 2018.

•
Proceeds under credit facility, net – Net proceeds under credit facilities totaled $18.4 million in the first three months of fiscal 2019 compared to $13.6 million in the first three months of fiscal 2018.

•
Repurchases of ordinary shares – During the first three months of fiscal 2019, we settled on purchases of 259,300 of our ordinary shares in the aggregate amount of $26.1 million. During the first three months of fiscal 2019, we obtained 89,730 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $7.8 million. During the first three months of fiscal 2018, we settled on purchases of 36,547 of our ordinary shares in the aggregate amount of $2.9 million. During the first three months of fiscal 2018, we obtained 93,563 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $5.5 million.

•
Cash dividends paid to ordinary shareholders – During the first three months of fiscal 2019, we paid total cash dividends of $26.3 million, or $0.31 per outstanding share. During the first three months of fiscal 2018, we paid total cash dividends of $23.9 million, or $0.28 per outstanding share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first three months of fiscal 2019 and fiscal 2018, we received cash proceeds totaling $3.4 million and $5.8 million, respectively, under these programs.

Cash Flow Measures. Free cash flow was $75.8 million in the first three months of fiscal 2019 compared to $44.2 million in the prior year first three months (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2019 increase in free cash flow over fiscal 2018 was primarily due to improvements in working capital, the timing of capital expenditures and higher earnings. Our debt-to-total capital ratio was 30.0% at June 30, 2018 and 33.8% at June 30, 2017.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018. Our commercial commitments were approximately $66.5 million at June 30, 2018 reflecting a net decrease of $0.5 million in surety bonds and other commercial commitments from March 31, 2018. We had $348.4 million of outstanding borrowings under the Credit Agreement as of June 30, 2018. We had $5.2 million of letters of credit outstanding under the Credit Agreement at June 30, 2018.
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
Critical Accounting Policies, Estimates, and Assumptions
Information related to our critical accounting policies, estimates, and assumptions is included in our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018. Our critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2018.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date specified in this Quarterly Report and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS’s other securities filings, including Item 1A of STERIS’s Annual Report on Form 10-K for the year ended March 31, 2018. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in this Quarterly Report or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (b) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including, changes in tax laws that would result in STERIS being treated as a domestic corporation for United States federal tax purposes, (c) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (d) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (e) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA, warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (f) the potential of international unrest, economic downturn or effects of currencies, tax assessments, tariffs, and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (g) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (h) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provisions of services, (i) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in STERIS’s Annual Report on Form 10-K for the year ended March 31, 2018 and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (j) the impact on STERIS and its operations, or tax liabilities, of the “Brexit” or the exit of other member countries from the EU, and the Company' s ability to respond to such impacts, (k) the impact on STERIS and its operations of new legislation, regulations or orders, including, but not limited to any new trade or tax legislations, regulations or orders, that may be implemented by the U.S. Administration or Congress, or of any responses thereto, (l) the possibility that anticipated financial results or benefits of recent acquisitions, or of STERIS’s restructuring efforts, or of recent divestitures, will not be realized or will be other than anticipated, and (m) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.
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

In the ordinary course of business, we are subject to interest rate, currency, and commodity risks. Information related to these risks and our management of these exposures is included in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018. Our exposures to market risks have not changed materially since March 31, 2018.

Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the first quarter of fiscal 2019, we entered into forward currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2019. We have executed forward currency contracts to hedge a portion of results denominated in euros, Mexican pesos and Canadian dollars. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information regarding our legal proceedings is included in this Form 10-Q in Note 8 to our consolidated financial statements titled, "Commitments and Contingencies" and in Item 7 of Part II, titled “Management's Discussion and Analysis of Financial Conditions and Results of Operations," of our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.

ITEM 1A.	RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.
Other than the update to the risk factor set forth below, there have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 dated May 30, 2018.

Tax and trade risks
Current economic and political conditions make tax rules in any jurisdiction subject to significant change.
The U.S. Tax Cuts and Jobs Act (“TCJA”) was signed into law on December 22, 2017. Additional regulations and guidance have been and are likely to be issued clarifying the application of this new legislation. We cannot predict the overall impact that the regulations or guidance may have on our business. In addition, we may not be able to determine conclusively the applicability or enforceability of such additional regulations or guidance on tax planning or tax positions that we have taken or may take going forward. It is reasonable to expect that global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the TCJA. In addition, further changes in the tax laws of other jurisdictions could arise, including as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organization for Economic Cooperation and Development (OECD). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely impact our provision for income taxes.
Furthermore, as a result of the withdrawal of the UK from the EU (“Brexit”), entities such as the Company that are organized under the laws of England and Wales, are expected to lose the benefit of the tax treaties between the U.S. and EU and, without further action by those entities or by the respective governments, may consequentially be subject to higher tax liabilities, which may be significant.
The lack of clarity surrounding tax rules and regulations in the jurisdictions where the Company does business as a result of Brexit, TCJA, OECD, and otherwise creates uncertainty for the Company. In addition to higher tax liabilities, the outcome of potential changes to tax rules and regulations applicable to the Company may adversely affect the Company’s business, operations, and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million (net of taxes, fees and commissions) of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. During the first three months of fiscal 2019, we repurchased 259,000 of our ordinary shares pursuant to this authorization. During the first three months of fiscal 2019, we obtained 89,730 of our ordinary shares in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the first quarter of fiscal 2019 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands)
April 1-30	87,000		$94.59		87,000	$142,832
May 1-31	88,000		101.31		88,000	133,917
June 1-30	84,000		$105.78		84,000	$125,031
Total	259,000	(1)	100.50	(1)	259,000	125,031
(1) Does not include 8 shares purchased during the quarter at an average price of $101.96 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

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
August 8, 2018