Form 10-Q
period 2018-09-30
STERIS plc
filed 2018-11-06
CIK 1624899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number 1-37614
STERIS plc
(Exact name of registrant as specified in its charter)

England and Wales	98-1203539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rutherford House Stephensons Way Chaddesden, Derby, England	DE21 6LY
(Address of principal executive offices)	(Zip code)
44 1332 387100
(Registrant’s telephone number, including area code)
____________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of ordinary shares outstanding as of November 2, 2018: 84,499,655

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

ITEM 1.	FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2018	March 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$209,921	$201,534
Accounts receivable (net of allowances of $9,781 and $12,472, respectively)	490,952	528,066
Inventories, net	230,828	205,731
Prepaid expenses and other current assets	47,819	54,326
Total current assets	979,520	989,657
Property, plant, and equipment, net	986,213	1,010,524
Goodwill and intangibles, net	3,008,866	3,160,764
Other assets	46,691	39,389
Total assets	$5,021,290	$5,200,334
Liabilities and equity
Current liabilities:
Accounts payable	$125,549	$135,866
Accrued income taxes	—	379
Accrued payroll and other related liabilities	73,581	94,000
Accrued expenses and other	173,462	168,217
Total current liabilities	372,592	398,462
Long-term indebtedness	1,267,723	1,316,001
Deferred income taxes, net	154,098	159,971
Other liabilities	101,900	108,600
Total liabilities	$1,896,313	$1,983,034
Commitments and contingencies (see Note 8)
Preferred shares, with £0.10 par value; 100 shares authorized; 100 issued and outstanding	15	15
Ordinary shares, with £0.10 par value; £17,006 shares aggregate par amount authorized; 84,495 and 84,747 ordinary shares issued and outstanding, respectively	2,012,566	2,048,037
Retained earnings	1,232,062	1,146,223
Accumulated other comprehensive income (loss)	(126,780)	11,685
Total shareholders’ equity	3,117,863	3,205,960
Noncontrolling interests	7,114	11,340
Total equity	3,124,977	3,217,300
Total liabilities and equity	$5,021,290	$5,200,334

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product	$314,659	$286,557	$593,449	$560,162
Service	364,302	347,602	724,270	681,961
Total revenues	678,961	634,159	1,317,719	1,242,123
Cost of revenues:
Product	172,107	152,611	318,709	295,856
Service	222,190	215,151	445,296	424,103
Total cost of revenues	394,297	367,762	764,005	719,959
Gross profit	284,664	266,397	553,714	522,164
Operating expenses:
Selling, general, and administrative	162,312	153,879	320,718	310,216
Research and development	15,773	13,974	31,993	27,978
Restructuring expenses	—	27	—	78
Total operating expenses	178,085	167,880	352,711	338,272
Income from operations	106,579	98,517	201,003	183,892
Non-operating expenses, net:
Interest expense	11,393	12,683	23,134	25,149
Interest (income) and miscellaneous expense, net	(73)	(1,513)	(441)	(2,858)
Total non-operating expenses, net	11,320	11,170	22,693	22,291
Income before income tax expense	95,259	87,347	178,310	161,601
Income tax expense	17,764	22,903	30,537	38,942
Net income	77,495	64,444	147,773	122,659
Less: Net income (loss) attributable to noncontrolling interests	38	(15)	325	123
Net income attributable to shareholders	$77,457	$64,459	$147,448	$122,536

Net income per share attributed to shareholders
Basic	$0.92	$0.76	$1.74	$1.44
Diluted	$0.91	$0.75	$1.72	$1.43
Cash dividends declared per share ordinary outstanding	$0.34	$0.31	$0.65	$0.59

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income	$77,495	$64,444	$147,773	$122,659
Less: Net income (loss) attributable to noncontrolling interests	38	(15)	325	123
Net income attributable to shareholders	77,457	64,459	147,448	122,536

Other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities, (net of taxes of $0, $268, $0 and $483, respectively)	—	1,103	—	1,771
Amortization of pension and postretirement benefit plans costs, (net of taxes of $169, $250, $338 and $500, respectively)	(413)	(404)	(823)	(808)
Change in cumulative currency translation adjustment	(5,271)	66,819	(135,672)	159,680
Total other comprehensive income (loss)	(5,684)	67,518	(136,495)	160,643
Comprehensive income	$71,773	$131,977	$10,953	$283,179

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2018	2017
Operating activities:
Net income	$147,773	$122,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	92,971	89,199
Deferred income taxes	2,242	(3,272)
Share-based compensation expense	12,938	12,029
(Gain) on the disposal of property, plant, equipment, and intangibles, net	(385)	(578)
Loss on sale of businesses, net	663	1,134
Other items	(16,329)	7,521
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	29,024	42,769
Inventories, net	(32,955)	(19,009)
Other current assets	4,689	(4,225)
Accounts payable	(7,385)	(8,615)
Accruals and other, net	(6,544)	(22,235)
Net cash provided by operating activities	226,702	217,377
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(62,549)	(75,420)
Proceeds from the sale of property, plant, equipment, and intangibles	5,547	2,075
Proceeds from the sale of businesses	(196)	1,313
Purchase of investments	(4,955)	—
Acquisition of businesses, net of cash acquired	—	(29,509)
Other	(6,003)	—
Net cash used in investing activities	(68,156)	(101,541)
Financing activities:
Payments on long-term obligations	(85,000)	(15,000)
Proceeds (payments) under credit facilities, net	52,093	(38,199)
Deferred financing fees and debt issuance costs	(298)	(44)
Acquisition related deferred or contingent consideration	(685)	(1,876)
Repurchases of ordinary shares	(55,902)	(20,652)
Cash dividends paid to ordinary shareholders	(55,005)	(50,280)
Stock option and other equity transactions, net	4,936	6,706
Net cash used in financing activities	(139,861)	(119,345)
Effect of exchange rate changes on cash and cash equivalents	(10,298)	16,219
Increase in cash and cash equivalents	8,387	12,710
Cash and cash equivalents at beginning of period	201,534	282,918
Cash and cash equivalents at end of period	$209,921	$295,628
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Six Months Ended September 30, 2018 and 2017
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
The Company is a leading provider of infection prevention and other procedural products and services. We offer our Customers a unique mix of innovative consumable products, such as detergents, gastrointestinal ("GI") endoscopy accessories, barrier product solutions, and other products and services, including: equipment installation and maintenance, microbial reduction of medical devices, instrument and scope repair solutions, laboratory testing services, on-site and off-site reprocessing, and capital equipment products, such as sterilizers and surgical tables, and connectivity solutions such as operating room (“OR”) integration.
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and six month periods ended September 30, 2018 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2019.
Revenue Recognition and Associated Liabilities
We adopted Accounting Standards Update ("ASU") 2014-09 “Revenue from Contracts with Customers” and the subsequently issued amendments on April 1, 2018 using the modified retrospective approach to contracts that were not

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollars in thousands, except as noted)

completed as of April 1, 2018. Under this standard, certain capital equipment contracts are comprised of a single performance obligation, resulting in the deferral of the corresponding capital equipment revenue and cost of revenues until installation is complete. Previously, these capital equipment revenues and cost of revenues were recognized based upon shipping terms. We recorded a cumulative effect adjustment in the beginning of fiscal 2019 to Retained earnings of $5,637, based on the current terms and conditions for certain open capital equipment contracts as of March 31, 2018. The impact of the adoption of this standard on our Consolidated Balance Sheets at September 30, 2018 is reflected in the table below. The adoption of this standard did not have a material impact on our Consolidated Statements of Income for the quarter-to-date and year-to-date periods ending September 30, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

	As Reported September 30,	Total	ASC 605 September 30,
Balance Sheet	2018	Adjustments	2018

Total assets	$5,021,290	$(6,849)	$5,014,441
Total liabilities	1,896,313	(12,958)	1,883,355
Total equity	3,124,977	6,109	3,131,086
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At September 30, 2018, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
Refer to Note 9, titled "Business Segment Information" for disaggregation of revenue.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollars in thousands, except as noted)

Product Revenue
Product revenues consist of revenues generated from sales of consumables and capital equipment. These contracts are primarily based on a Customer’s purchase order and may include a Distributor, Dealer or Group Purchasing Organization ("GPO") agreement. We recognize revenue for sales of product when control passes to the Customer, which generally occurs either when the products are shipped or when they are received by the Customer. Revenue related to certain capital equipment products is deferred until installation is complete as the capital equipment and installation are highly integrated and form a single performance obligation.
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
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first half of fiscal 2019, we recognized revenue of $20,235 that was included in our contract liability balance at the beginning of the period.
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Deferred revenue balances.
Service Liabilities
Payments received in advance of performance for cancelable preventative maintenance and separately priced extended warranty contracts are recorded as service liabilities. Service liabilities are recognized as revenue as performance is rendered under the contract. Prior to the adoption of Accounting Standards Codification ("ASC") 606, these amounts were included in Deferred revenues.
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of September 30, 2018, the transaction price allocated to remaining performance obligations was approximately $790,000. We expect to recognize approximately 51% of the transaction price within one year and approximately 41% beyond one year. The remainder has yet to be scheduled for delivery.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollars in thousands, except as noted)

Recently Issued Accounting Standards Impacting the Company

Recently Issued Accounting Standards impacting or that may impact the Company are presented in the following table:

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
For the Three and Six Months Ended September 30, 2018 and 2017
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
For the Three and Six Months Ended September 30, 2018 and 2017
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
N/A
We are currently evaluating the impact that the standard will have on our consolidated financial statements. We are also evaluating our lease portfolio, software packages, process and policy change requirements. We expect to adopt this standard using the additional, optional transition method, the package of transitional practical expedients relating to the identification, classification and initial direct costs of leases, and the transitional practical expedient for the treatment of existing land easements; however, we do not expect to elect the hindsight transitional practical expedient. We anticipate that most of our operating leases will result in the recognition of additional assets and corresponding liabilities in our Consolidated Balance Sheet, however we do not expect the standard to have a material impact on our financial position. The actual impact will depend on our lease portfolio at the time of adoption. For more information regarding our total operating lease commitments refer to Note 5, "Property, Plant and Equipment" of our Annual Report on Form 10-K for the year ended March 31, 2018 dated May 30, 2018.

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
For the Three and Six Months Ended September 30, 2018 and 2017
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
The standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act ("TCJA") and requires certain disclosures about stranded tax effects. The underlying guidance requiring that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted.
		N/A	We are in the process of evaluating the impact that the standard will have on our consolidated financial statements.
ASU 2018-13 "Fair Value Measurement (Topic 820) Disclosure Framework- Changes to Disclosure Requirements for Fair Value Measurement”	August 2018
The standard modifies the disclosure requirements by adding, removing, and modifying certain required disclosures for fair value measurements for assets and liabilities disclosed within the fair value hierarchy.  The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and early adoption is permitted.

		N/A	We do not expect this standard to have a material impact on our consolidated financial statements as it modifies disclosure requirements only.
ASU 2018-14 "Compensation- Retirement Benefits - Defined Benefit Plans- General Topic (715-20): Disclosure Framework- Changes to the Disclosure Requirements for Defined Benefit Plans"	August 2018
The standard modifies the disclosure requirements by adding, removing, and modifying certain required disclosures for employers that sponsor defined benefit pension or other post-retirement benefit plans.  The standard also clarifies disclosure requirements for defined benefit pension plans relating to the projected benefit obligation and accumulated benefit obligation.  The standard is effective for fiscal years ending after December 15, 2019 and early adoption is permitted.

		N/A	We do not expect this standard to have a material impact on our consolidated financial statements as it modifies disclosure requirements only.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollars in thousands, except as noted)

ASU 2018-15 "Intangibles- Goodwill and Other- Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract"
August 2018
The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years ending after December 15, 2019 and early adoption is permitted.

	N/A	We do not expect this standard to have a material impact on our consolidated financial statements.
A detailed description of our significant and critical accounting policies, estimates, and assumptions is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 dated May 30, 2018. With the exception of the adoption of ASU 2014-09, as discussed in Footnote 1 under the heading, "Revenue Recognition and Associated Liabilities", our significant and critical accounting policies, estimates, and assumptions have not changed materially from March 31, 2018.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollars in thousands, except as noted)

2. Business Acquisitions and Divestitures
Fiscal 2018
During fiscal 2018, we completed several minor purchases which continued to expand our product offerings in the Healthcare Products, Healthcare Specialty Services and Applied Sterilization Technologies segments. The aggregate purchase price associated with these transactions was approximately $52,900 ($34,200 during the first half of fiscal 2018), net of cash acquired and including potential contingent consideration of $5,400. The purchase price for the acquisitions was financed with both cash on hand and with credit facility borrowings. Purchase price allocations are finalized within a measurement period not to exceed one year from closing. Any provisional adjustments recorded were not material.
On November 20, 2017, we sold our Synergy Health Healthcare Consumable Solutions ("HCS") business to Vernacare. Annual revenues for the HCS business were approximately $40,000 and were included in the Healthcare Products segment. We recorded proceeds of approximately $8,200, net of cash divested and including a working capital adjustment. We also recognized a pre-tax loss on the sale of approximately $13,500 in Selling, general, and administrative expense in our March 31, 2018 Consolidated Statement of Income.

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

	September 30, 2018	March 31, 2018
Raw materials	$87,296	$83,741
Work in process	30,995	34,904
Finished goods	149,111	124,005
LIFO reserve	(17,800)	(17,280)
Reserve for excess and obsolete inventory	(18,774)	(19,639)
Inventories, net	$230,828	$205,731

4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	September 30, 2018	March 31, 2018
Land and land improvements (1)	$61,297	$55,417
Buildings and leasehold improvements	433,387	449,316
Machinery and equipment	585,136	575,607
Information systems	156,117	145,726
Radioisotope	481,591	476,578
Construction in progress (1)	105,214	87,745
Total property, plant, and equipment	1,822,742	1,790,389
Less: accumulated depreciation and depletion	(836,529)	(779,865)
Property, plant, and equipment, net	$986,213	$1,010,524

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollars in thousands, except as noted)

5. Debt
Indebtedness was as follows:

	September 30, 2018	March 31, 2018
Credit Agreement and Swing Line Facility	$381,917	$331,206
Private Placement Notes	888,858	988,190
Deferred financing costs	(3,119)	(3,395)
Other	67	—
Total long term debt	$1,267,723	$1,316,001
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018 dated May 30, 2018.
6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	September 30, 2018	March 31, 2018
Accrued payroll and other related liabilities:
Compensation and related items	$29,735	$30,270
Accrued vacation/paid time off	11,070	11,011
Accrued bonuses	17,403	31,716
Accrued employee commissions	12,003	17,168
Other postretirement benefit obligations-current portion	1,906	1,906
Other employee benefit plans obligations-current portion	1,464	1,929
Total accrued payroll and other related liabilities	$73,581	$94,000
Accrued expenses and other:
Deferred revenues	$46,854	$31,621
Service liabilities	44,376	43,077
Self-insured risk reserves-current portion	7,645	7,349
Accrued dealer commissions	13,792	16,121
Accrued warranty	7,026	6,872
Asset retirement obligation-current portion	1,775	1,798
Other	51,994	61,379
Total accrued expenses and other	$173,462	$168,217
Other liabilities:
Self-insured risk reserves-long-term portion	$15,008	$15,008
Other postretirement benefit obligations-long-term portion	10,934	12,194
Defined benefit pension plans obligations-long-term portion	25,697	29,407
Other employee benefit plans obligations-long-term portion	2,834	3,221
Accrued long-term income taxes	18,966	18,922
Asset retirement obligation-long-term portion	9,589	9,841
Other	18,872	20,007
Total other liabilities	$101,900	$108,600

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollars in thousands, except as noted)

7. Income Tax Expense
The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The TCJA reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company is applying the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act when accounting for the enactment-date effects of the TCJA. At September 30, 2018, the Company has not completed its accounting for the tax effects of the TCJA; however, it has made reasonable estimates of the tax effects. During the six months ended September 30, 2018, the Company has not recorded any adjustments to the provisional amounts recorded at March 31, 2018 related to the remeasurement of its deferred balances and the one-time transition tax.  In all cases, the Company is continuing to make and refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the TCJA and certain aspects of the TCJA are clarified by the taxing authorities.
The TCJA also subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries and allows a benefit for foreign-derived intangible income (“FDII”). The Company has made sufficient progress in its calculation to reasonably estimate the tax impact related to GILTI and FDII for the year ended March 31, 2019 and included it in the estimated annual effective tax rate. The impact of GILTI and FDII was not significant for the six months ended September 30, 2018. The Company will continue to refine its calculations, which may result in changes to the expected impact for fiscal year 2019.
The effective income tax rates for the three month periods ended September 30, 2018 and 2017 were 18.6% and 26.2%, respectively. The effective income tax rates for the six month periods ended September 30, 2018 and 2017 were 17.1% and 24.1%, respectively. The fiscal 2019 rate was favorably impacted compared to the prior year periods primarily by the decrease in the U.S. federal statutory tax rate.
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
For the Three and Six Months Ended September 30, 2018 and 2017
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
9. Business Segment Information
We operate and report our financial information in four reportable business segments: Healthcare Products, Healthcar Specialty Services, Life Sciences, and Applied Sterilization Technologies. Corporate, which is presented separately, contains costs that are associated with being a publicly traded company and certain other corporate costs.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollars in thousands, except as noted)

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
For the three and six months ended September 30, 2018, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.
Financial information for each of our segments is presented in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Healthcare Products	$321,505	$302,094	$613,515	$591,158
Healthcare Specialty Services	124,554	116,111	246,803	229,545
Life Sciences	97,165	89,461	182,120	170,396
Applied Sterilization Technologies	135,737	126,493	275,281	251,024
Total revenues	$678,961	$634,159	$1,317,719	$1,242,123
Segment operating income:
Healthcare Products	$72,468	$63,159	$134,190	$126,283
Healthcare Specialty Services	15,461	15,950	28,415	30,294
Life Sciences	33,266	31,303	63,131	58,173
Applied Sterilization Technologies	53,468	48,528	109,619	96,522
Corporate	(46,985)	(38,173)	(93,027)	(84,006)
Total segment operating income	$127,678	$120,767	$242,328	$227,266
Less: Adjustments
Restructuring charges	$—	$27	$—	$78
Amortization of acquired intangible assets (1)	16,956	17,171	35,013	33,473
Acquisition and integration related charges (2)	2,707	3,393	4,378	7,422
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	—	(842)	—
Net loss on divestiture of businesses (1)	221	1,010	663	1,134
Amortization of property "step up" to fair value (1)	615	649	1,226	1,267
Redomiciliation costs (3)	600	—	887	—
Total operating income	$106,579	$98,517	$201,003	$183,892

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollars in thousands, except as noted)

(1) For more information regarding our recent acquisitions and divestitures see Note 2 titled, "Business Acquisitions and Divestitures", as well as our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in connection with the proposal to redomicile. For more information see Note 18 titled, "Proposal to Redomicile".
Additional information regarding our revenue is disclosed in the following tables:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Healthcare Products:
Capital equipment	$133,410	$119,435	$240,906	$225,000
Consumables	101,680	100,844	202,094	204,532
Service	86,415	81,815	170,515	161,626
Total Healthcare Products Revenues	$321,505	$302,094	$613,515	$591,158
Total Healthcare Specialty Services Revenues	$124,554	$116,111	$246,803	$229,545
Life Sciences:
Capital equipment	$29,812	$23,475	$48,926	$41,756
Consumables	38,466	37,639	78,687	75,958
Service	28,887	28,347	54,507	52,682
Total Life Sciences Revenues	$97,165	$89,461	$182,120	$170,396
Applied Sterilization Technologies Service Revenues	$135,737	$126,493	$275,281	$251,024
Total Revenues	$678,961	$634,159	$1,317,719	$1,242,123

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues:
United Kingdom	$44,527	$54,587	$92,007	$107,309
United States	481,233	446,708	928,773	869,667
Other locations	153,201	132,864	296,939	265,147
Total Revenues	$678,961	$634,159	$1,317,719	$1,242,123
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollars in thousands, except as noted)

The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
Denominator (shares in thousands):	2018	2017	2018	2017
Weighted average shares outstanding—basic	84,537	85,199	84,611	85,145
Dilutive effect of share equivalents	940	670	882	650
Weighted average shares outstanding and share equivalents—diluted	85,477	85,869	85,493	85,795
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(shares in thousands)	2018	2017	2018	2017
Number of share options	418	416	279	492
Preferred Shares
Pursuant to an engagement letter dated October 23, 2015, we issued 100,000 preferred shares, par value of £0.10 each, for an aggregate consideration of approximately $15, in satisfaction of debt owed to a service provider. The holders of the preferred shares are entitled to a fixed cumulative preferential annual dividend of 5 percent on the amount paid periodically on the preferred shares respectively held by them. On a return of capital of the Company whether on liquidation or otherwise, the holders of the preferred shares shall be entitled to receive the sum of £0.10 per preferred share plus any accrued but unpaid dividends out of the assets of the Company available for distribution to its shareholders, but will not be entitled to any further participation in the assets of the Company. The holders of the preferred shares have no right to attend, speak or vote, whether in person or by proxy, at any general meeting of the Company or any meeting of a class of members of the Company in respect of the preferred shares and are not entitled to receive any notice of meetings.
11. Repurchases of Ordinary Shares
On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. During the first half of fiscal 2019, we repurchased 445,700 of our ordinary shares for the aggregate amount of $47,331 pursuant to this authorization.
During the first half of fiscal 2019, we obtained 100,647 of our ordinary shares in the aggregate amount of $7,799 in connection with share based compensation award programs.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted in fiscal 2019, 110% of the market price on the date of grant, subject to the terms of the option plan and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of September 30, 2018, 4,400,810 shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during the first six months of fiscal 2019 and 2018:

	Fiscal 2019	Fiscal 2018
Risk-free interest rate	2.63%	2.01%
Expected life of options	6.2 years	5.7 years
Expected dividend yield of stock	1.47%	1.58%
Expected volatility of stock	19.92%	22.08%
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
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2018	2,021,662	$58.56
Granted	426,653	114.24
Exercised	(114,206)	43.35
Forfeited	(9,819)	75.76
Outstanding at September 30, 2018	2,324,290	$69.46	6.9 years	$104,462
Exercisable at September 30, 2018	1,385,735	$54.86	5.6 years	$82,515
We estimate that 912,444 of the non-vested stock options outstanding at September 30, 2018 will ultimately vest.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollars in thousands, except as noted)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $114.40 closing price of our ordinary shares on September 30, 2018 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first six months of fiscal 2019 and fiscal 2018 was $7,216 and $10,243, respectively. Net cash proceeds from the exercise of stock options were $4,857 and $7,726 for the first six months of fiscal 2019 and fiscal 2018, respectively.
The weighted average grant date fair value of stock option grants was $18.05 and $15.51 for the first six months of fiscal 2019 and fiscal 2018, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of September 30, 2018 and 2017 was $762 and $1,853, respectively.
A summary of the non-vested restricted share and share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2018	763,201	35,431	$68.85
Granted	171,908	19,508	104.54
Vested	(223,527)	(20,440)	61.73
Forfeited	(23,800)	—	75.62
Non-vested at September 30, 2018	687,782	34,499	$80.29
Restricted shares granted are valued based on the closing stock price at the grant date. The value of restricted shares and units that vested during the first six months of fiscal 2019 was $15,060.
As of September 30, 2018, there was a total of $48,812 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.32 years.
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
Changes in our warranty liability during the first half of fiscal 2019 were as follows:

Warranties
Balance, March 31, 2018	$6,872
Warranties issued during the period	5,715
Settlements made during the period	(5,561)
Balance, September 30, 2018	$7,026

14. Derivatives and Hedging

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollars in thousands, except as noted)

From time to time, we enter into forward contracts to hedge potential foreign currency gains and losses that arise from transactions denominated in foreign currencies, including inter-company transactions. We may also enter into commodity swap contracts to hedge price changes in nickel that impact raw materials included in our cost of revenues. During the first half of fiscal 2019, we also entered into forward foreign currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These foreign currency exchange contracts will mature during fiscal 2019. We did not elect hedge accounting for these forward foreign currency contracts; however, we may seek to apply hedge accounting in future scenarios. We do not use derivative financial instruments for speculative purposes.
These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At September 30, 2018, we held foreign currency forward contracts to buy 154.4 million Mexican pesos and 10.8 million Canadian dollars; and to sell 4.1 million euros. At September 30, 2018, we held commodity swap contracts to buy 319.8 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	September 30, 2018	March 31, 2018	September 30, 2018	March 31, 2018
Prepaid & Other	$234	$187	$—	$—
Accrued expenses and other	—	—	87	—
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Six Months Ended September 30,
		2018	2017	2018	2017
Foreign currency forward contracts	Selling, general and administrative	$746	$321	$388	$(516)
Commodity swap contracts	Cost of revenues	$(395)	$196	$(31)	$26
Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $53,755 at September 30, 2018. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
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
The following table shows the fair value of our financial assets and liabilities at September 30, 2018 and March 31, 2018:

				Fair Value Measurements
	Carrying Value			Quoted Prices in Active Markets for Identical Assets			Significant Other Observable Inputs			Significant Unobservable Inputs
				Level 1			Level 2			Level 3
	September 30	March 31		September 30	March 31		September 30	March 31		September 30	March 31
Assets:
Cash and cash equivalents	$209,921	$201,534		$209,921	$201,534		$—	$—		$—	$—
Forward and swap contracts (1)	234	187		—	—		234	187		—	—
Equity Investments (2)	$14,566	12,961		14,566	12,961		—	—		—	—
Other investments	3,232	3,421	1	3,232	3,421	—	—	—	—	—	—
Liabilities:
Forward and swap contracts (1)	$87	$—		$—	$—		$87	$—		$—	$—
Deferred compensation plans (2)	1,794	1,694		1,794	1,694		—	—		—	—
Long term debt (3)	$1,267,723	1,316,001		—	—		1,238,711	1,305,181		—	—
Contingent consideration obligations (4)	7,054	8,068		—	—		—	—		7,054	8,068
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Beginning in fiscal 2019, changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During the second quarter and first half of fiscal 2019, we recorded losses of $1,132 and $2,510 respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at September 30, 2018 are summarized as follows:

Contingent Consideration
Balance at March 31, 2018	$8,068
Additions	217
Payments	(220)
Reductions	(841)
Currency translation adjustments	(170)
Balance at September 30, 2018	$7,054

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and six months ended September 30, 2018 and 2017 were as follows:

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$—	$1,970	$(7,152)	$(6,742)	$(113,944)	$16,457	$(121,096)	$11,685
Other Comprehensive Income (Loss) before reclassifications	—	—	150	303	(5,271)	(135,672)	(5,121)	(135,369)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	(563)	(1,126)	—	—	(563)	(1,126)
Net current-period Other Comprehensive Income (Loss)	—	—	(413)	(823)	(5,271)	(135,672)	(5,684)	(136,495)
Cumulative adjustment to Retained Earnings (1)	$—	$(1,970)	$—	$—	$—	$—	$—	$(1,970)
Balance at September 30, 2018	$—	$—	$(7,565)	$(7,565)	$(119,215)	$(119,215)	$(126,780)	$(126,780)
(1) As a result of the adoption of ASC 2016-01 we recorded a cumulative effect adjustment to our opening fiscal 2019 retained earnings balance that increased retained earnings and decreased accumulated other comprehensive income. See Footnote 1 titled "Nature of Operations and Summary of Significant Accounting Policies" for further details.
(2) Amortization (gain) of defined benefit plan items are reported in the Interest income and miscellaneous expense line of our Consolidated Statements of Income.
(3) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollars in thousands, except as noted)

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months	Three Months	Six Months
Beginning Balance	$846	$178	$(2,759)	$(2,355)	$(145,664)	$(238,525)	$(147,577)	$(240,702)
Other Comprehensive Income (Loss) before reclassifications	1,094	1,745	120	240	66,819	159,680	68,033	161,665
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	9	26	(524)	(1,048)	—	—	(515)	(1,022)
Net current-period Other Comprehensive Income (Loss)	1,103	1,771	(404)	(808)	66,819	159,680	67,518	160,643
Balance at September 30, 2017	$1,949	$1,949	$(3,163)	$(3,163)	$(78,845)	$(78,845)	$(80,059)	$(80,059)

(1) Realized gain (loss) on available for sale securities is reported in the Interest income and miscellaneous expense line of the Consolidated Statements of Income.
(2) Amortization (gain) of defined benefit plan items are reported in the Selling, general and administrative expense line of the Consolidated Statements of Income.
(3) The effective portion of gain or loss on net debt designated as non-derivative net investment hedging instruments is recognized in Accumulated Other Comprehensive Income and is reclassified to income in the same period when a gain or loss related to the net investment is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Six Months Ended September 30, 2018 and 2017
(dollars in thousands, except as noted)

17. Loans Receivable
In connection with a fiscal 2019 first quarter equity investment of $4,955, we agreed to provide a credit facility of up to approximately $10,000 for a term of up to five years. Loans carry an interest rate of 4% compounded daily and interest is payable annually. Outstanding borrowings under the agreement totaled $5,007 at September 30, 2018.
In connection with the fiscal 2017 divestiture of Synergy Health Netherlands Linen Management Services, we entered into a loan agreement to provide financing of up to €15,000 for a term of up to 15 years. Loans carry an interest rate of 4% for the first four years and 12% thereafter. Outstanding borrowings under the agreement totaled $4,085 (or €3,500) at September 30, 2018.
Amounts for loan receivables as noted above are recorded in the "Other assets" line of our Consolidated balance sheets. Interest income is not material.
18. Proposal to Redomicile
As a result of the anticipated withdrawal of the United Kingdom from the European Union (“Brexit”), entities such as the Company that are organized under the laws of England and Wales are expected to lose the benefit of the tax and other treaties between the U.S. and European Union ("EU").Without further action by the United Kingdom and U.S. governments, the Company may consequentially be subject to higher tax liabilities, which may be significant.
We have evaluated several alternatives due to Brexit’s continuing risks and uncertainties and concluded that redomiciling the Company to Ireland is the best path forward. Maintaining the Company’s domicile in a EU member country is anticipated to preserve the current and significant future financial benefits initially established in 2015 at the time of the Combination with Synergy. The effect of the redomiciliation will be to establish a new holding company for the Company, but it is not expected to materially change the day-to-day operations of the business. We anticipate completing the redomiciliation prior to March 29, 2019, which is the date Brexit is scheduled to occur. However, the proposal is subject to approval by the Company’s shareholders and the English courts, and it is possible that the redomicile may be delayed or not occur.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of September 30, 2018, the related consolidated statements of income and comprehensive income for the three- and six-month periods ended September 30, 2018 and 2017, the consolidated statements cash flows for the six-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 6, 2018

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the second quarter and first half of fiscal 2019 and fiscal 2018. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.
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
We continue to invest in manufacturing in-sourcing projects and lean process improvements for the purpose of improving quality, cost and delivery of our products and services to our Customers.
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
Highlights. Revenues for the second quarter of fiscal 2019 were $679.0 million, representing an increase of 7.1% over the second quarter of fiscal 2018 revenues of $634.2 million. Revenues for the first half of fiscal 2019 were $1,317.7 million, representing an increase of 6.1% over the revenues for the first half of fiscal 2018 of $1,242.1 million. The fiscal 2019 revenue increase over the prior year periods were attributable to organic growth in all business segments, which was partially offset by the impact of our fiscal 2018 divestiture of Synergy Health Healthcare Consumable Solutions ("HCS"). Fluctuations in currencies added unfavorable impact in the fiscal 2019 quarter-to-date period and favorable impact in the fiscal 2019 year-to-date period.
Gross margin percentage for the second quarter of fiscal 2019 was 41.9% compared with 42.0% for the second quarter of fiscal 2018. The slight decrease was primarily attributable to the negative impact of investments in outsourced reprocessing in the United States and mix with a shift toward capital equipment revenues, which was partially offset by favorable pricing and fluctuations in currencies, and the positive impact of our recent divestitures. Gross margin percentage for the first half of fiscal 2019 remained flat at 42.0% as compared with the first half of fiscal 2018. The favorable impacts of the divestiture of HCS and pricing were offset by investments in outsourced reprocessing and other adjustments.
Operating income during the second quarter of fiscal 2019 was $106.6 million compared to $98.5 million for the second quarter of fiscal 2018. Operating income during the first half of fiscal 2019 was $201.0 million, compared to $183.9 million for the first half of fiscal 2018. The fiscal 2019 increases over the prior year periods were primarily attributable to increased volumes.
Cash flows from operations were $226.7 million and free cash flow was $169.7 million in the first six months of fiscal 2019 compared to cash flows from operations of $217.4 million and free cash flow of $144.0 million in the first six months of fiscal 2018 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2019 increases in cash flows from operations and free cash flow over fiscal 2018 were primarily due to higher earnings and the timing of capital expenditures.
Our debt-to-total capital ratio was 28.9% at September 30, 2018 and 29.1% at March 31, 2018. During the first half of fiscal 2019, we declared and paid quarterly cash dividends of $0.65 per ordinary share.
Additional information regarding our financial performance during the second quarter and first half of fiscal 2019 is included in the subsection below titled “Results of Operations.”

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
The following table summarizes the calculation of our free cash flow for the six months ended September 30, 2018 and 2017:

	Six Months Ended September 30,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$226,702	$217,377
Purchases of property, plant, equipment and intangibles, net	(62,549)	(75,420)
Proceeds from the sale of property, plant, equipment and intangibles	5,547	2,075
Free cash flow	$169,700	$144,032
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the second quarter and first half of fiscal 2019 compared with the same fiscal 2018 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.

Revenues. The following tables compare our revenues for the three and six months ended September 30, 2018 to the revenues for the three and six months ended September 30, 2017:

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	Change	Percent Change

Total revenues	$678,961	$634,159	$44,802	7.1%

Revenues by type:
Service revenues	364,302	347,602	16,700	4.8%
Consumable revenues	147,172	141,241	5,931	4.2%
Capital equipment revenues	167,487	145,316	22,171	15.3%

Revenues by geography:
United Kingdom revenues	44,527	54,587	(10,060)	(18.4)%
United States revenues	481,233	446,708	34,525	7.7%
Other foreign revenues	153,201	132,864	20,337	15.3%

	Six Months Ended September 30,
(dollars in thousands)	2018	2017	Change	Percent Change

Total revenues	$1,317,719	$1,242,123	$75,596	6.1%

Revenues by type:
Service revenues	724,270	681,961	42,309	6.2%
Consumable revenues	294,743	289,103	5,640	2.0%
Capital equipment revenues	298,706	271,059	27,647	10.2%

Revenues by geography:
United Kingdom revenues	92,007	107,309	(15,302)	(14.3)%
United States revenues	928,773	869,667	59,106	6.8%
Other foreign revenues	296,939	265,147	31,792	12.0%
Quarter over Quarter Comparison
Revenues increased $44.8 million, or 7.1%, to $679.0 million for the three months ended September 30, 2018, as compared to $634.2 million for the same period in the prior year. This increase was attributable to organic revenue growth in all business segments, which was partially offset by the impact of our fiscal 2018 divestiture of HCS and the negative impact of fluctuations in currencies.
Service revenues increased 4.8% in the second quarter of fiscal 2019 as compared to second quarter of fiscal 2018, reflecting growth in all business segments.
Consumable revenues increased 4.2% in the second quarter of fiscal 2019 as compared to second quarter of fiscal 2018, reflecting growth in the Healthcare Products and Life Sciences business segments, partially offset by the impact of our fiscal 2018 divestiture of HCS. Capital equipment revenues increased 15.3% in the second quarter of fiscal 2019 as compared to second quarter of fiscal 2018, reflecting strong shipment volumes in both the Healthcare Products and Life Sciences business segments.
United Kingdom revenues decreased $10.1 million, or 18.4%, to $44.5 million for the three months ended September 30, 2018, as compared to $54.6 million for the same period in the prior year primarily due to the fiscal 2018 divestiture of HCS.

United States revenues increased $34.5 million, or 7.7%, to $481.2 million for the three months ended September 30, 2018, as compared to $446.7 million for the same period in the prior year, reflecting growth in all business segments and in consumable, capital equipment and service revenues.
Revenues from other foreign locations increased $20.3 million, or 15.3%, to $153.2 million for the three months ended September 30, 2018, as compared to $132.9 million for the same period in the prior year, reflecting growth in Canada and Europe, Middle East and Africa ("EMEA"), and in the Asia Pacific and Latin America regions.
First Six Months over First Six Months Comparison
Revenues increased $75.6 million, or 6.1%, to $1,317.7 million for the six months ended September 30, 2018, as compared to $1,242.1 million for the same period in the prior year. This increase was attributable to organic growth in all business segments and the positive impact of fluctuations in currencies, which was partially offset by the impact of our fiscal 2018 divestiture of HCS.
Service revenues increased 6.2% in the first six months of fiscal 2019, as compared to the same period in fiscal 2018, reflecting growth in all business segments. Consumable revenues increased 2.0% in the first six months of fiscal 2019 compared to the first six months of fiscal 2018, as growth within the Life Sciences business segment was largely offset by a decline in the Healthcare Products segment as a result of our fiscal 2018 HCS divestiture. Capital equipment revenues increased 10.2% in the first six months of fiscal 2019, as compared to the same period in fiscal 2018, reflecting strong shipment volumes in both the Healthcare Products and Life Sciences business segments.
United Kingdom revenues decreased $15.3 million, or 14.3%, to $92.0 million or the six months ended September 30, 2018, as compared to $107.3 million for the same period in the prior year primarily due to the fiscal 2018 divestiture of HCS.
United States revenues increased $59.1 million or 6.8% to $928.8 million for the six months ended September 30, 2018, as compared to $869.7 million for the same period in the prior year reflecting growth in all business segments and in consumable, capital equipment and service revenues.
Revenues from other foreign locations increased $31.8 million or 12.0% to $296.9 million for the six months ended September 30, 2018, as compared to $265.1 million in the six months ended September 30, 2017, reflecting growth in Canada and EMEA, and in the Asia Pacific and Latin America regions.
Gross Profit. The following table compares our gross profit for the three and six months ended September 30, 2018 to the three and six months ended September 30, 2017:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2018	2017
Gross profit:
Product	$142,552	$133,946	$8,606	6.4%
Service	142,112	132,451	9,661	7.3%
Total gross profit	$284,664	$266,397	$18,267	6.9%
Gross profit percentage:
Product	45.3%	46.7%
Service	39.0%	38.1%
Total gross profit percentage	41.9%	42.0%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2018	2017
Gross profit:
Product	$274,740	$264,306	$10,434	3.9%
Service	278,974	257,858	21,116	8.2%
Total gross profit	$553,714	$522,164	$31,550	6.0%
Gross profit percentage:
Product	46.3%	47.2%
Service	38.5%	37.8%
Total gross profit percentage	42.0%	42.0%

Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the second quarter of fiscal 2019 was 41.9% compared to the gross profit percentage for the second quarter of fiscal 2018 of 42.0%. The slight decrease was attributable to the negative impacts of a shift toward more capital equipment revenues, investments in outsourced reprocessing and other adjustments (110 basis points), which were largely offset by the positive impacts of pricing (40 basis points), recent divestitures (30 basis points), and fluctuations in currencies (30 basis points).
Gross profit percentage for the first half of fiscal 2019 remained flat at 42.0% as compared with the first half of fiscal 2018. The positive impacts of pricing (40 basis points), mix (40 basis points), our recent divestitures (30 basis points), and fluctuations in currencies (10 basis points), were offset by the negative impacts of investments in outsourced reprocessing and other adjustments (120 basis points).
Operating Expenses. The following table compares our operating expenses for the three and six months ended September 30, 2018 to the three and six months ended September 30, 2017:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2018	2017
Operating expenses:
Selling, general, and administrative	$162,312	$153,879	$8,433	5.5%
Research and development	15,773	13,974	1,799	12.9%
Restructuring expenses	—	27	(27)	NM
Total operating expenses	$178,085	$167,880	$10,205	6.1%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2018	2017
Operating expenses:
Selling, general, and administrative	$320,718	$310,216	$10,502	3.4%
Research and development	31,993	27,978	4,015	14.4%
Restructuring expenses	—	78	(78)	NM
Total operating expenses	$352,711	$338,272	$14,439	4.3%
NM - Not meaningful.

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. SG&A increased 5.5% during the second quarter of fiscal 2019 over the same fiscal 2018 periods. SG&A increased 3.4% during the first half of fiscal 2019 over the same fiscal 2018 period.
Research and Development. Research and development expenses increased 12.9% during the second quarter of fiscal 2019 over the same fiscal 2018 period. Research and development expenses increased 14.4% during the first half of fiscal 2019 over the same fiscal 2018 period. These increases were primarily due to increased spending within the Healthcare Products segment. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first half of fiscal 2019, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(dollars in thousands)	2018	2017	Change
Non-operating expenses, net:
Interest expense	$11,393	$12,683	$(1,290)
Interest (income) and miscellaneous expense, net	(73)	(1,513)	1,440
Non-operating expenses, net	$11,320	$11,170	$150

	Six Months Ended September 30,
(dollars in thousands)	2018	2017	Change
Non-operating expenses, net:
Interest expense	$23,134	$25,149	$(2,015)
Interest (income) and miscellaneous expense, net	(441)	(2,858)	2,417
Non-operating expenses, net	$22,693	$22,291	$402
Interest expense decreased $1.3 million during the second quarter of fiscal 2019 over the same fiscal 2018 period. Interest expense decreased $2.0 million during the first half of fiscal 2019 over the same fiscal 2018 period. These decreases were primarily due to: (i) reduced interest rates on our 2008 and 2012 Private Placement Notes, (ii) replacing higher cost fixed rate debt with lower cost floating rate debt as a result of $85.0 million of 2008 Private Placement Notes maturing during the second quarter of fiscal 2019 and (iii) overall lower debt levels (refer to our Note 5 to our consolidated financial statements, titled "Debt" for more information). Interest income and miscellaneous expense decreased by $1.4 million and $2.4 million during the second quarter and first half of fiscal 2019, respectively, as compared to prior year periods, primarily due to unrealized losses on our equity investments (refer to our Note 15 to our consolidated financial statements, titled "Fair Value Measurements" for more information).
Income Tax Expense. The following tables compare our income tax expense and effective income tax rates for the three and six months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2018	2017
Income tax expense	$17,764	$22,903	$(5,139)	(22.4)%
Effective income tax rate	18.6%	26.2%

	Six Months Ended September 30,		Change	Percent Change
(dollars in thousands)	2018	2017
Income tax expense	$30,537	$38,942	$(8,405)	(21.6)%
Effective income tax rate	17.1%	24.1%
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
The effective income tax rates for the three month periods ended September 30, 2018 and 2017 were 18.6% and 26.2%, respectively. The effective income tax rates for the six month periods ended September 30, 2018 and 2017 were 17.1% and 24.1%, respectively. The decline in the effective tax rate in both periods compared to the prior year periods, is primarily attributable to the decrease in the U.S. federal statutory rate from 35% to 21%.

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
For both the three and six month periods ended September 30, 2018, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.

The following table compares business segment revenues, segment operating income and total operating income for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Revenues:
Healthcare Products	$321,505	$302,094	$613,515	$591,158
Healthcare Specialty Services	124,554	116,111	246,803	229,545
Life Sciences	97,165	89,461	182,120	170,396
Applied Sterilization Technologies	135,737	126,493	275,281	251,024
Total revenues	$678,961	$634,159	$1,317,719	$1,242,123
Segment operating income:
Healthcare Products	$72,468	$63,159	$134,190	$126,283
Healthcare Specialty Services	15,461	15,950	28,415	30,294
Life Sciences	33,266	31,303	63,131	58,173
Applied Sterilization Technologies	53,468	48,528	109,619	96,522
Corporate	(46,985)	(38,173)	(93,027)	(84,006)
Total segment operating income	$127,678	$120,767	$242,328	$227,266
Less: Adjustments
Restructuring charges	$—	$27	$—	$78
Amortization of acquired intangible assets (1)	16,956	17,171	35,013	33,473
Acquisition and integration related charges (2)	2,707	3,393	4,378	7,422
(Gain) on fair value adjustment of acquisition related contingent consideration (1)	—	—	(842)	—
Net loss on divestiture of businesses (1)	221	1,010	663	1,134
Amortization of property "step up" to fair value (1)	615	649	1,226	1,267
Redomiciliation costs (3)	600	—	887	—
Total operating income	$106,579	$98,517	$201,003	$183,892

(1) For more information regarding our recent acquisitions and divestitures see Note 2 titled, "Business Acquisitions and Divestitures", as well as our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.
(2) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(3) Costs incurred in connection with the proposal to redomicile. For more information see Note 18 titled, "Proposal to Redomicile".

Healthcare Products revenues increased 6.4% to $321.5 million for the quarter ended September 30, 2018, as compared to $302.1 million in the same prior year period. The fiscal 2019 second quarter revenues reflect increases of 5.6%, 0.8% and 11.7% in service, consumable and capital equipment revenues, respectively. Healthcare Products revenues increased 3.8% to $613.5 million for the six months ended September 30, 2018, as compared to $591.2 million in the same prior year period. The first six months of fiscal 2019 revenues reflect increases of 5.5% and 7.1% in service and capital equipment revenues, respectively, which were partially offset by a decrease of 1.2% in consumables revenues. The fiscal 2019 increases over the same prior year periods was driven by organic growth and favorable fluctuations in currencies in the year-to date-period, offset by the fiscal 2018 divestiture of HCS. At September 30, 2018, the Healthcare Products segment’s backlog amounted to $203.2 million, increasing $52.8 million, or 35.1%, compared to the backlog of $150.4 million at September 30, 2017. The increase was driven by strong order volume particularly in the United States.
Healthcare Specialty Services revenues increased 7.3% to $124.6 million for the quarter ended September 30, 2018, as compared to $116.1 million in the same prior year period. Healthcare Specialty Services revenues increased 7.5% to $246.8 million for the six months ended September 30, 2018, as compared to $229.5 million in the same period prior year. The fiscal 2019 increases over the same prior year periods reflect organic growth and favorable fluctuations in currencies in the year-to date-period.

Life Sciences revenues increased 8.6% to $97.2 million for the quarter ended September 30, 2018, as compared to $89.5 million for the same prior year period. This increase reflects growth in service, consumable and capital equipment revenues of 1.9%, 2.2%, and 27.0%, respectively. Life Sciences revenues increased 6.9% to $182.1 million for the first six months ended September 30, 2018, as compared to $170.4 million for the same prior year period. This increase reflects growth in service, consumable and capital equipment revenues of 3.5%, 3.6% and 17.2%, respectively. The fiscal 2019 increases over the same fiscal 2018 periods, reflect organic growth driven by strong capital equipment shipments in the second quarter. At September 30, 2018, the Life Sciences segment’s backlog amounted to $61.5 million, decreasing 11.9% or $8.3 million, compared to the backlog of $69.8 million at September 30, 2017.
Applied Sterilization Technologies segment revenues increased 7.3% to $135.7 million for the quarter ended September 30, 2018, as compared to $126.5 million for the same prior year period. Applied Sterilization Technologies segment revenues increased 9.7% to $275.3 million for the six months ended September 30, 2018, as compared to $251.0 million for the same prior year period. The fiscal 2019 increases over the same prior year periods reflect organic growth and favorable fluctuations in currencies in the year-to-date period.
The Healthcare Products segment’s operating income increased $9.3 million to $72.5 million for the quarter ended September 30, 2018, as compared to $63.2 million in the same prior year period. The segment's operating margin was 22.5% for the second quarter of fiscal 2019 compared to 20.9% for the second quarter of fiscal 2018. During the first six months of fiscal 2019, the Healthcare Products segment’s operating income increased $7.9 million to $134.2 million as compared to $126.3 million in the same prior year period. The segment's operating margin was 21.9% for the first six months of fiscal 2019 compared to 21.4% for the first six months of fiscal 2018. The increases in the segment’s operating income in the fiscal 2019 periods compared to the prior year periods were primarily driven by increased volumes, which were partially offset by continued investment in research and development spending.
The Healthcare Specialty Services segment’s operating income slightly decreased $0.5 million to $15.5 million for the quarter ended September 30, 2018, as compared to $16.0 million for the same prior year period. The segment's operating margins were 12.4% and 13.7% for the second quarter of fiscal 2019 and fiscal 2018, respectively. During the first six months of fiscal 2019, the Healthcare Specialty Services segment’s operating income decreased $1.9 million to $28.4 million as compared to $30.3 million for the same prior year period. The segment's operating margins were 11.5% and 13.2% for the first six months of fiscal 2019 and fiscal 2018, respectively. The decreases in the segment’s operating income in the fiscal 2019 periods over the fiscal 2018 periods were primarily due to investments in outsourced reprocessing in the United States.
The Life Sciences segment’s operating income increased $2.0 million to $33.3 million for the quarter ended September 30, 2018, as compared to $31.3 million in the same prior year period. The segment’s operating margins were 34.2% and 35.0% for the second quarter of fiscal 2019 and fiscal 2018, respectively. During the first six months of fiscal 2019, the Life Sciences segment’s operating income increased $5.0 million to $63.1 million as compared to $58.2 million in the same prior year period. The segment’s operating margins were 34.7% and 34.1% for the first six months of fiscal 2019 and fiscal 2018, respectively. The increases in the segment’s operating income in the fiscal 2019 periods compared to the prior year periods were primarily driven by increased volumes.
The Applied Sterilization Technologies segment's operating income increased $4.9 million to $53.5 million in the second quarter of fiscal 2019 as compared to $48.5 million during the same prior year period. The segment’s operating margins were 39.4% and 38.4% for the second quarter of fiscal 2019 and fiscal 2018, respectively. The Applied Sterilization Technologies segment's operating income increased $13.1 million to $109.6 million in the first six months of fiscal 2019, compared to $96.5 million during the same prior year period. The segment’s operating margins were 39.8% and 38.5% for the first six months of fiscal 2019 and 2018, respectively. The increases in the segment’s operating income in the fiscal 2019 periods over the fiscal 2018 periods were primarily driven by the revenue growth.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the three and six months ended September 30, 2018 and 2017:

	Six Months Ended September 30,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$226,702	$217,377
Net cash used in investing activities	$(68,156)	$(101,541)
Net cash used in financing activities	$(139,861)	$(119,345)
Debt-to-total capital ratio	28.9%	32.3%
Free cash flow	$169,700	$144,032

Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $226.7 million for the first six months of fiscal 2019, and $217.4 million for the first six months of fiscal 2018.
Net Cash Used In Investing Activities – The net cash used in investing activities totaled $68.2 million for the first six months of fiscal 2019 and $101.5 million for the first six months of fiscal 2018. The following discussion summarizes the significant changes in our investing cash flows for the first six months of fiscal 2019 and fiscal 2018:

•
Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $62.5 million for the first six months of fiscal 2019, as compared to $75.4 million during the same prior year period.

•
Proceeds from the sale of property, plant, equipment, net – Proceeds from the sale of property, plant and equipment were $5.5 million during the first half of fiscal 2019, the majority of which was from the sale of a Healthcare Products facility located in the U.K. and the sale of certain assets related to the termination of a service agreement. Proceeds from the sale of property, plant and equipment were $2.1 million during the first half of fiscal 2018.

•
Proceeds from the sale of business – During the first six months of fiscal 2018, we received $1.3 million in deferred consideration related to the fiscal 2017 sale of Synergy Health Laboratory Services. For more information, refer to our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.

•
Acquisitions of businesses, net of cash acquired – During the first six months of fiscal 2018, we used $28.9 million for for acquisitions. For more information on our acquisitions, refer to our Note 2 to our consolidated financial statements, "Business Acquisitions and Divestitures".

•	Purchases of Investments – During the first half of fiscal 2019, we completed an equity investment for approximately $5.0 million.

•
Other – During the first half of fiscal 2019, we provided approximately $6.0 million under borrowing agreements. For more information on these loan agreements, refer to our Note 17 to our consolidated financial statements, "Loans Receivable".

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $139.9 million for the first six months of fiscal 2019 and $119.3 million for the first six months of fiscal 2018. The following discussion summarizes the significant changes in our financing cash flows for the first six months of fiscal 2019 and fiscal 2018:

•	Payments on long-term obligations - Payments on long-term obligations totaled $85.0 million in the first six months of fiscal 2019, as compared to $15.0 million in the first six months of fiscal 2018.

•
Proceeds (payments) under credit facility, net – Net proceeds on credit facilities totaled $52.1 million in the first six months of fiscal 2019, compared to net payments of $38.2 million in the first six months of fiscal 2018.

•
Repurchases of ordinary shares – During the first six months of fiscal 2019, we settled the repurchases of 454,000 of our ordinary shares in the aggregate amount of $48.1 million pursuant to the Board of Directors authorization announced on August 9, 2016. During the first six months of fiscal 2019, we obtained 100,647 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $7.8 million. During the first six months of fiscal 2018, we settled the repurchases of 176,547 of our ordinary shares in the aggregate amount of $15.1 million pursuant to the Board of Directors authorization announced on August 9, 2016. During the first six months of fiscal 2018, we obtained 101,135 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $5.6 million.

•
Cash dividends paid to ordinary shareholders – During the first six months of fiscal 2019, we paid total cash dividends of $55.0 million, or $0.65 per outstanding share. During the first six months of fiscal 2018, we paid total cash dividends of $50.3 million, or $0.59 per outstanding share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first six months of fiscal 2019 and fiscal 2018, we received cash proceeds totaling $4.9 million and $7.7 million, respectively, under these programs. During the first six months of fiscal 2018 we also paid dividends in the amount of $1.1 million to minority interest shareholders.

Cash Flow Measures. Free cash flow was $169.7 million in the first six months of fiscal 2019 compared to $144.0 million in the prior year first six months (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). The fiscal 2019 increases in cash flows from operations and free cash flow over fiscal 2018 were primarily due to higher earnings and the timing of capital expenditures. Our debt-to-total capital ratio was 28.9% at September 30, 2018 and 32.3% at September 30, 2017.

Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018. We had $381.9 million of outstanding borrowings under the Credit Agreement as of September 30, 2018. We had $5.2 million of letters of credit outstanding under the Credit Agreement at September 30, 2018. Our commercial commitments including letters of credit outstanding under other arrangements were approximately $70.4 million at September 30, 2018 reflecting a net increase of $3.4 million in surety bonds and other commercial commitments from March 31, 2018.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date specified in this Quarterly Report and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,”

“deliver,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS’s other securities filings, including Item 1A of Part I of STERIS’s Annual Report on Form 10-K for the year ended March 31, 2018 and Item 1A of Part II of STERIS's Quarterly Report on 10-Q for the fiscal quarter ending June 30, 2018. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in this Quarterly Report or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the receipt of approval of STERIS’s shareholders of the redomiciliation transaction, (b) any regulatory or court approvals required for the redomiciliation transaction not being obtained on the terms expected or on the anticipated schedule, (c) the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the redomiciliation transaction, (d) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected following the redomiciliation transaction, (e) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (“TCJA”) or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including, if the redomiciliation transaction is consummated, changes in tax laws that would result in STERIS Ireland being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA, warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, economic downturn or effects of currencies, tax assessments, tariffs, and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provisions of services, (m) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in STERIS’s Annual Report on Form 10-K for the year ended March 31, 2018 and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (n) the impact on STERIS and its operations, or tax liabilities, of “Brexit” or the exit of other member countries from the EU, and the Company' s ability to respond to such impacts, (o) the impact on STERIS and its operations of new legislation, regulations or orders, including, but not limited to any new trade or tax legislations, regulations or orders, that may be implemented by the U.S. Administration or Congress, or of any responses thereto, (p) the possibility that anticipated financial results or benefits of recent acquisitions, or of STERIS’s restructuring efforts, or of recent divestitures, will not be realized or will be other than anticipated, and (q) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.
Availability of Securities and Exchange Commission Filings
We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities Exchange Commission ("SEC.") You may access these documents on the Investor Relations page of our website at http://www.steris-ir.com. The information on our website and the SEC's website is not incorporated by reference into this report. You may also obtain copies of these documents by accessing the SEC’s website at http://www.sec.gov.

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

Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the first half of fiscal 2019, we entered into forward currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2019. We have executed forward currency contracts to hedge a portion of results denominated in euros, Mexican pesos and Canadian dollars. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million (net of taxes, fees and commissions) of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. During the first half of fiscal 2019, we repurchased 445,700 of our ordinary shares pursuant to this authorization. During the first half of fiscal 2019, we obtained 100,647 of our ordinary shares in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the second quarter of fiscal 2019 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
July 1-31	84,000		$110.46		84,000	$115,753
August 1-31	92,000		114.79		92,000	105,192
September 1-30	10,700		$113.39		10,700	$103,979
Total	186,700	(1)	112.76	(1)	186,700	103,979
(1) Does not include 10 shares purchased during the quarter at an average price of $113.03 per share by the STERIS Corporation 401(k) Plan on behalf of certain executive officers of the Company who may be deemed to be affiliated purchasers.

ITEM 1A.	RISK FACTORS
For a complete discussion of the Company's risk factors, you should carefully review the risk factors included in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.
Other than the additional update to the risk factor set forth below, there have been no material changes to the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 dated May 30, 2018.
Tax and trade risks
Current economic and political conditions make tax rules in any jurisdiction subject to significant change.
The U.S. Tax Cuts and Jobs Act (“TCJA”) was signed into law on December 22, 2017. Additional regulations and guidance have been and are likely to be issued clarifying the application of this new legislation. We cannot predict the overall impact that the regulations or guidance may have on our business. In addition, we may not be able to determine conclusively the applicability or enforceability of such additional regulations or guidance on tax planning or tax positions that we have taken or may take going forward. It is reasonable to expect that global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the TCJA. In addition, further changes in the tax laws of other jurisdictions could arise, including as a result of the base erosion and profit shifting ("BEPS") project undertaken by the Organization for Economic Cooperation and Development ("OECD"). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely impact our provision for income taxes.
Furthermore, as a result of the anticipated withdrawal of the United Kingdom from the European Union (“Brexit”), entities such as the Company that are organized under the laws of England and Wales are expected to lose the benefit of the tax and other treaties between the U.S. and European Union ("EU"). Without further action by the United Kingdom and U.S. governments, the Company may consequentially be subject to higher tax liabilities, which may be significant.
The Company has evaluated several alternatives due to Brexit’s continuing risks and uncertainties and concluded that redomiciling the Company to Ireland is the best path forward. Maintaining the Company’s domicile in a EU member country is anticipated to preserve the current and significant future financial benefits initially established in 2015 at the time of the Combination with Synergy. The effect of the redomiciliation will be to establish a new holding company for the Company, but it is not expected to materially change the day-to-day operations of the business. The Company anticipates completing the redomiciliaton prior to March 29, 2019, which is the date Brexit is scheduled to occur. However, the proposal is subject to approval by the Company’s shareholders and the English courts, and it is possible that the redomicile may be delayed or not occur.
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

4.1	Specimen Form of Stock Certificate (filed as Exhibit 4.1 to STERIS plc Form 10-K for the fiscal year ended March 31, 2016 (Commission File No. 1-37614) and incorporated herein by reference).

10.1	Description of STERIS plc Non-Employee Director Compensation Program

10.2	Form of STERIS plc Nonqualified Stock Option Agreement for Employees

10.3	Form of STERIS plc Restricted Stock Agreement for Employees

10.4	Amendment to Nonqualified Stock Option Agreement

15.1	Letter Re: Unaudited Interim Financial Information.

31.1	Certification of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101	Instance Document.

EX-101	Schema Document.

EX-101	Calculation Linkbase Document.

EX-101	Definition Linkbase Document.

EX-101	Labels Linkbase Document.

EX-101	Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STERIS plc

/s/ KAREN L. BURTON
Karen L. Burton Vice President, Corporate Controller and Chief Accounting Officer
November 6, 2018