Form 10-Q
period 2018-12-31
STERIS plc
filed 2019-02-11
CIK 1624899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File Number 1-37614
STERIS plc
(Exact name of registrant as specified in its charter)

England and Wales	98-1203539
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Rutherford House Stephensons Way Chaddesden, Derby, England	DE21 6LY
(Address of principal executive offices)	(Zip code)
44 1332 387100
(Registrant’s telephone number, including area code)
____________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” or “emerging growth company,” and Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of ordinary shares outstanding as of February 8, 2019: 84,587,442

STERIS plc and Subsidiaries
Form 10-Q

PART 1—FINANCIAL INFORMATION
As used in this Quarterly Report on Form 10-Q, STERIS plc and its subsidiaries together are called “STERIS,” the “Company,” “we,” “us,” or “our,” unless otherwise noted.

ITEM 1.	FINANCIAL STATEMENTS

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2018	March 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$224,906	$201,534
Accounts receivable (net of allowances of $10,161 and $12,472, respectively)	509,859	528,066
Inventories, net	227,626	205,731
Prepaid expenses and other current assets	58,132	54,326
Total current assets	1,020,523	989,657
Property, plant, and equipment, net	989,044	1,010,524
Goodwill and intangibles, net	2,945,214	3,160,764
Other assets	51,609	39,389
Total assets	$5,006,390	$5,200,334
Liabilities and equity
Current liabilities:
Accounts payable	$136,723	$135,866
Accrued income taxes	—	379
Accrued payroll and other related liabilities	79,598	94,000
Accrued expenses and other	181,698	168,217
Total current liabilities	398,019	398,462
Long-term indebtedness	1,246,308	1,316,001
Deferred income taxes, net	153,158	159,971
Other liabilities	96,598	108,600
Total liabilities	$1,894,083	$1,983,034
Commitments and contingencies (see Note 8)
Preferred shares, with £0.10 par value; 100 shares authorized; 100 issued and outstanding	15	15
Ordinary shares, with £0.10 par value; £17,006 shares aggregate par amount authorized; 84,570 and 84,747 ordinary shares issued and outstanding, respectively	2,018,045	2,048,037
Retained earnings	1,253,501	1,146,223
Accumulated other comprehensive (loss) income	(167,025)	11,685
Total shareholders’ equity	3,104,536	3,205,960
Noncontrolling interests	7,771	11,340
Total equity	3,112,307	3,217,300
Total liabilities and equity	$5,006,390	$5,200,334

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues:
Product	$327,639	$309,461	$921,088	$869,623
Service	368,599	352,439	1,092,869	1,034,400
Total revenues	696,238	661,900	2,013,957	1,904,023
Cost of revenues:
Product	182,229	162,611	500,938	458,467
Service	227,012	221,072	672,308	645,175
Total cost of revenues	409,241	383,683	1,173,246	1,103,642
Gross profit	286,997	278,217	840,711	800,381
Operating expenses:
Selling, general, and administrative	176,099	159,664	496,817	469,879
Research and development	15,167	15,195	47,160	43,173
Restructuring expenses	26,147	78	26,147	156
Total operating expenses	217,413	174,937	570,124	513,208
Income from operations	69,584	103,280	270,587	287,173
Non-operating expenses, net:
Interest expense	10,879	12,461	34,014	37,610
Interest and miscellaneous expense (income), net	945	(1,117)	503	(3,974)
Total non-operating expenses, net	11,824	11,344	34,517	33,636
Income before income tax expense	57,760	91,936	236,070	253,537
Income tax expense (benefit)	9,334	(3,404)	39,871	35,538
Net income	48,426	95,340	196,199	217,999
Less: Net income attributable to noncontrolling interests	568	559	893	682
Net income attributable to shareholders	$47,858	$94,781	$195,306	$217,317

Net income per share attributed to shareholders
Basic	$0.57	$1.12	$2.31	$2.55
Diluted	$0.56	$1.11	$2.28	$2.53
Cash dividends declared per share ordinary outstanding	$0.34	$0.31	$0.99	$0.90

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income	$48,426	$95,340	$196,199	$217,999
Less: Net income (loss) attributable to noncontrolling interests	568	559	893	682
Net income attributable to shareholders	47,858	94,781	195,306	217,317

Other comprehensive income (loss)
Unrealized gain on available for sale securities, (net of taxes of $0, $693, $0 and $1,179, respectively)	—	2,738	—	4,509
Amortization of pension and postretirement benefit plans costs, (net of taxes of $169, $250, $507 and $749, respectively)	(415)	(404)	(1,238)	(1,212)
Change in cumulative currency translation adjustment	(39,830)	22,742	(175,502)	182,422
Total other comprehensive income (loss)	(40,245)	25,076	(176,740)	185,719
Comprehensive income	$7,613	$119,857	$18,566	$403,036

See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2018	2017
Operating activities:
Net income	$196,199	$217,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	175,658	133,855
Deferred income taxes	2,218	(27,318)
Share-based compensation expense	18,357	17,041
(Gain) loss on the disposal of property, plant, equipment, and intangibles, net	(208)	819
(Gain) loss on sale of businesses, net	(508)	12,538
Other items	(9,767)	11,410
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	9,318	15,149
Inventories, net	(32,083)	(21,567)
Other current assets	(5,816)	(4,843)
Accounts payable	5,119	(10,601)
Accruals and other, net	2,092	(16,627)
Net cash provided by operating activities	360,579	327,855
Investing activities:
Purchases of property, plant, equipment, and intangibles, net	(113,236)	(113,511)
Proceeds from the sale of property, plant, equipment, and intangibles	5,563	2,094
Proceeds from the sale of businesses	(196)	8,907
Purchase of investments	(4,955)	—
Acquisition of businesses, net of cash acquired	(13,313)	(46,323)
Other	(13,425)	—
Net cash used in investing activities	(139,562)	(148,833)
Financing activities:
Payments on long-term obligations	(85,000)	(22,500)
Proceeds (payments) under credit facilities, net	35,416	(58,729)
Deferred financing fees and debt issuance costs	(298)	(44)
Acquisition related deferred or contingent consideration	(1,277)	(2,064)
Repurchases of ordinary shares	(56,254)	(43,851)
Cash dividends paid to ordinary shareholders	(83,750)	(76,633)
Stock option and other equity transactions, net	7,355	8,005
Net cash used in financing activities	(183,808)	(195,816)
Effect of exchange rate changes on cash and cash equivalents	(13,837)	17,720
Increase in cash and cash equivalents	23,372	926
Cash and cash equivalents at beginning of period	201,534	282,918
Cash and cash equivalents at end of period	$224,906	$283,844
See notes to consolidated financial statements.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
For the Three and Nine Months Ended December 31, 2018 and 2017
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
Use of Estimates
We make certain estimates and assumptions when preparing financial statements according to U.S. GAAP that affect the reported amounts of assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the periods presented. These estimates and assumptions involve judgments with respect to many factors that are difficult to predict and are beyond our control. Actual results could be materially different from these estimates. We revise the estimates and assumptions as new information becomes available. This means that operating results for the three and nine month periods ended December 31, 2018 are not necessarily indicative of results that may be expected for future quarters or for the full fiscal year ending March 31, 2019.
Revenue Recognition and Associated Liabilities
We adopted Accounting Standards Update ("ASU") 2014-09 “Revenue from Contracts with Customers” and the subsequently issued amendments on April 1, 2018 using the modified retrospective approach to contracts that were not

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollars in thousands, except as noted)

completed as of April 1, 2018. Under this standard, certain capital equipment contracts are comprised of a single performance obligation, resulting in the deferral of the corresponding capital equipment revenue and cost of revenues until installation is complete. Previously, these capital equipment revenues and cost of revenues were recognized based upon shipping terms. We recorded a cumulative effect adjustment in the beginning of fiscal 2019 to Retained earnings of $5,637, based on the current terms and conditions for certain open capital equipment contracts as of March 31, 2018. The impact of the adoption of this standard on our Consolidated Balance Sheets at December 31, 2018 is reflected in the table below. The adoption of this standard did not have a material impact on our Consolidated Statements of Income for the quarter-to-date and year-to-date periods ending December 31, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

	As Reported December 31,	Total	ASC 605 December 31,
Balance Sheet	2018	Adjustments	2018

Total assets	$5,006,390	$(7,714)	$4,998,676
Total liabilities	1,894,083	(13,809)	1,880,274
Total equity	3,112,307	6,095	3,118,402
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
Certain costs to fulfill a contract are capitalized and amortized over the term of the contract if they are recoverable, directly related to a contract and generate resources that we will use to fulfill the contract in the future. At December 31, 2018, assets related to costs to fulfill a contract were not material to our Consolidated Financial Statements.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollars in thousands, except as noted)

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
Contract Liabilities
Payments received from Customers are based on invoices or billing schedules as established in contracts with Customers. Deferred revenue is recorded when payment is received in advance of performance under the contract. Deferred revenue is recognized as revenue upon completion of the performance obligation, which generally occurs within one year. During the first nine months of fiscal 2019, we recognized revenue of $25,590 that was included in our contract liability balance at the beginning of the period.
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
Refer to Note 6, titled "Additional Consolidated Balance Sheet Information" for Service liability balances.
Remaining Performance Obligations
Remaining performance obligations reflect only the performance obligations related to agreements for which we have a firm commitment from a Customer to purchase and exclude variable consideration related to unsatisfied performance obligations. With regard to products, these remaining performance obligations include capital equipment and consumable orders which have not shipped. With regard to service, these remaining performance obligations primarily include installation, certification, and outsourced reprocessing services. As of December 31, 2018, the transaction price allocated to remaining performance obligations was approximately $780,000. We expect to recognize approximately 53% of the transaction price within one year and approximately 39% beyond one year. The remainder has yet to be scheduled for delivery.

Recently Issued Accounting Standards Impacting the Company
Recently Issued Accounting Standards impacting or that may impact the Company are presented in the following table:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
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
For the Three and Nine Months Ended December 31, 2018 and 2017
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
For the Three and Nine Months Ended December 31, 2018 and 2017
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
N/A
We are currently evaluating the impact that the standard will have on our consolidated financial statements. We are also evaluating our lease portfolio, software packages, process and policy change requirements. We expect to adopt this standard using the additional, optional transition method, the package of transitional practical expedients relating to the identification, classification and initial direct costs of leases, and the transitional practical expedient for the treatment of existing land easements. We anticipate that most of our operating leases will result in the recognition of additional assets and corresponding liabilities in our Consolidated Balance Sheet, however we do not expect the standard to have a material impact on our financial position. The actual impact will depend on our lease portfolio at the time of adoption. For more information regarding our total operating lease commitments refer to Note 5, "Property, Plant and Equipment" of our Annual Report on Form 10-K for the year ended March 31, 2018 dated May 30, 2018.

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
For the Three and Nine Months Ended December 31, 2018 and 2017
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
For the Three and Nine Months Ended December 31, 2018 and 2017
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollars in thousands, except as noted)

2. Restructuring

Fiscal 2019 Restructuring Plan

During the third quarter of fiscal 2019, we adopted and announced a targeted restructuring plan (the "2019 Restructuring Plan"), which includes the closure of two manufacturing facilities, one in Brazil and one in England, as well as other actions including, the rationalization of certain products. Fewer than 200 positions will be eliminated. The Company will relocate the production of certain impacted products to other existing manufacturing operations during fiscal 2020. These restructuring actions are designed to enhance profitability and improve efficiency.

We have incurred pre-tax expenses totaling $35,243 related to these restructuring actions, of which $26,147 was recorded as restructuring expenses and $9,096 was recorded in cost of revenues, with restructuring expenses of $23,308, $2,436, $665, and $7,805 related to the Healthcare Products, Healthcare Specialty Services, Life Sciences, and Applied Sterilization Technologies segments, respectively. Corporate related restructuring charges were $1,029. We expect to incur additional restructuring expenses related to this plan of approximately $6,000 to $7,000 in the fourth quarter of fiscal 2019 and beyond.
The following table summarizes our total pre-tax restructuring expenses for the third quarter of fiscal 2019:

Three and Nine Months Ended December 31, 2018	Fiscal 2019 Restructuring Plan (1)
Severance and other compensation related costs	$2,743
Accelerated depreciation and amortization	15,251
Asset impairment	4,312
Lease termination costs and other	3,841
Product rationalization	9,096
Total restructuring expenses (1)	$35,243
(1) Includes $9,096 in expense recorded to cost of revenues on Consolidated Statements of Income.

Liabilities related to restructuring activities are recorded as current liabilities on the accompanying Consolidated Balance Sheets within “Accrued payroll and other related liabilities” and “Accrued expenses and other.” The following table summarizes our restructuring liability balances:

Fiscal 2019 Restructuring Plan	December 31, 2018
Severance and termination benefits	$(2,504)
Lease termination obligations and other	(1,819)
Total	$(4,323)
(1) Certain amounts reported include the impact of foreign currency movements relative to the U.S. dollar.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
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

	December 31, 2018	March 31, 2018
Raw materials	$88,413	$83,741
Work in process	31,238	34,904
Finished goods	146,121	124,005
LIFO reserve	(17,800)	(17,280)
Reserve for excess and obsolete inventory	(20,346)	(19,639)
Inventories, net	$227,626	$205,731

4. Property, Plant and Equipment
Information related to the major categories of our depreciable assets is as follows:

	December 31, 2018	March 31, 2018
Land and land improvements (1)	$64,000	$55,417
Buildings and leasehold improvements	427,889	449,316
Machinery and equipment	591,905	575,607
Information systems	156,674	145,726
Radioisotope	486,866	476,578
Construction in progress (1)	130,142	87,745
Total property, plant, and equipment	1,857,476	1,790,389
Less: accumulated depreciation and depletion	(868,432)	(779,865)
Property, plant, and equipment, net	$989,044	$1,010,524

(1)	Land is not depreciated. Construction in progress is not depreciated until placed in service.

5. Debt
Indebtedness was as follows:

	December 31, 2018	March 31, 2018
Credit Agreement	$364,853	$331,206
Private Placement Notes	884,409	988,190
Deferred financing costs	(3,008)	(3,395)
Other	54	—
Total long term debt	$1,246,308	$1,316,001
Additional information regarding our indebtedness is included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollars in thousands, except as noted)

6. Additional Consolidated Balance Sheet Information
Additional information related to our Consolidated Balance Sheets is as follows:

	December 31, 2018	March 31, 2018
Accrued payroll and other related liabilities:
Compensation and related items	$26,065	$30,270
Accrued vacation/paid time off	11,514	11,011
Accrued bonuses	23,628	31,716
Accrued employee commissions	14,681	17,168
Other postretirement benefit obligations-current portion	1,907	1,906
Other employee benefit plans obligations-current portion	1,803	1,929
Total accrued payroll and other related liabilities	$79,598	$94,000
Accrued expenses and other:
Deferred revenues	$58,827	$31,621
Service liabilities	41,549	43,077
Self-insured risk reserves-current portion	8,082	7,349
Accrued dealer commissions	14,016	16,121
Accrued warranty	7,116	6,872
Asset retirement obligation-current portion	1,763	1,798
Other	50,345	61,379
Total accrued expenses and other	$181,698	$168,217
Other liabilities:
Self-insured risk reserves-long-term portion	$15,008	$15,008
Other postretirement benefit obligations-long-term portion	10,350	12,194
Defined benefit pension plans obligations-long-term portion	24,146	29,407
Other employee benefit plans obligations-long-term portion	2,551	3,221
Accrued long-term income taxes	16,546	18,922
Asset retirement obligation-long-term portion	9,484	9,841
Other	18,513	20,007
Total other liabilities	$96,598	$108,600

7. Income Tax Expense
The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017. The TCJA reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Company applied the guidance in Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cut and Jobs Act when accounting for the enactment-date effects of the TCJA. At December 31, 2018, the Company has completed its accounting for the tax effects of the TCJA.  During the nine months ended December 31, 2018, the Company recorded an immaterial favorable adjustment to the provisional amounts recorded as of March 31, 2018 for remeasurement of the Company’s deferred tax balances and the one-time transition tax.
The TCJA also subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries and allows a benefit for foreign-derived intangible income (“FDII”). The Company has made sufficient progress in its calculation to reasonably estimate the tax impact related to GILTI and FDII for the year ended March 31, 2019 and included it in the estimated annual effective tax rate. The impact of GILTI and FDII was not significant for the first nine

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollars in thousands, except as noted)

months ended December 31, 2018. With the closure of the SAB 118 period, the Company is confirming its policy decision to treat GILTI as a period expense in the period the tax is incurred.
We consider the tax expense recorded for the TCJA to be complete at this time. However, it is possible that additional legislation, regulations and/or guidance may be issued in the future that may result in additional adjustments to the tax expense recorded related to the TCJA.  We will continue to monitor and assess the impact of any new developments.
The effective income tax rates for the three month periods ended December 31, 2018 and 2017 were 16.2% and (3.7)%, respectively. The effective income tax rates for the nine month periods ended December 31, 2018 and 2017 were 16.9% and 14.0%, respectively. The fiscal 2019 periods were favorably impacted by discrete item adjustments. The lower effective tax rates in the fiscal 2018 periods are primarily attributable to the enactment of the TCJA, resulting in a decrease in the U.S. federal statutory tax rate.
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
We operate in numerous taxing jurisdictions and are subject to regular examinations by various United States federal, state and local, as well as non-United States jurisdictions. We are no longer subject to United States federal examinations for years before fiscal 2016 and, with limited exceptions, we are no longer subject to United States state and local, or non-United States, income tax examinations by tax authorities for years before fiscal 2012. We remain subject to tax authority audits in various jurisdictions wherever we do business. We do not expect the results of these examinations to have a material adverse effect on our consolidated financial statements.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollars in thousands, except as noted)

For additional information regarding these matters, see the following portions of our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018: Item 1 titled “Business - Information with respect to our Business in General - Government Regulation”, and the “Risk Factors” in Item 1A titled "Product related regulations and claims".
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
For the three and nine months ended December 31, 2018, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollars in thousands, except as noted)

Financial information for each of our segments is presented in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues:
Healthcare Products	$338,264	$324,895	$951,779	$916,053
Healthcare Specialty Services	127,761	117,389	374,564	346,934
Life Sciences	93,451	90,895	275,571	261,291
Applied Sterilization Technologies	136,762	128,721	412,043	379,745
Total revenues	$696,238	$661,900	$2,013,957	$1,904,023
Segment operating income:
Healthcare Products	$82,820	$81,502	$217,011	$207,787
Healthcare Specialty Services	16,007	13,720	44,422	44,014
Life Sciences	33,129	31,245	96,260	89,418
Applied Sterilization Technologies	54,798	48,191	164,417	144,713
Corporate	(42,025)	(38,140)	(135,053)	(122,147)
Total segment operating income	$144,729	$136,518	$387,057	$363,785
Less: Adjustments
Restructuring charges (1)	$35,243	$78	$35,243	$156
Amortization of acquired intangible assets (2) (3)	33,894	16,700	68,907	50,173
Acquisition and integration related charges (4)	1,816	4,428	6,197	11,850
(Gain) on fair value adjustment of acquisition related contingent consideration (2)	—	—	(842)	—
Net (gain) loss on divestiture of businesses (2)	(1,170)	11,405	(508)	12,538
Amortization of property "step up" to fair value (2)	615	627	1,840	1,895
Redomiciliation costs (5)	4,747	—	5,633	—
Total operating income	$69,584	$103,280	$270,587	$287,173

(1) For more information regarding restructuring see Note 2 titled, "Restructuring".
(2) For more information regarding our recent acquisitions and divestitures see Note 17 titled, "Business Acquisitions and Divestitures", as well as our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.
(3) We evaluate the recoverability of indefinite-lived assets annually during the third quarter, or when evidence of potential impairment exists. During the third quarter of fiscal 2019, management adopted a branding strategy that included phasing out the usage of a tradename associated with certain products in the Healthcare Products business segment. As a result, management recorded an impairment charge of $16,249, which is included within the Selling, general, and administrative line of the Consolidated Statements of Income. The remaining fair value of the asset was calculated using the income approach (the relief from royalty method). The remaining fair value was not material and will be amortized over the asset's remaining useful life. Fair value calculated using this approach is classified within Level 3 of the fair value hierarchy and requires several assumptions.
(4) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(5) Costs incurred in connection with the proposal to redomicile. For more information see Note 19 titled, "Proposal to Redomicile".

Additional information regarding our revenue is disclosed in the following tables:

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollars in thousands, except as noted)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Healthcare Products:
Capital equipment	$143,180	$134,196	$384,086	$359,196
Consumables	107,451	106,406	309,545	310,938
Service	87,633	84,293	258,148	245,919
Total Healthcare Products Revenues	$338,264	$324,895	$951,779	$916,053
Total Healthcare Specialty Services Revenues	$127,761	$117,389	$374,564	$346,934
Life Sciences:
Capital equipment	$23,363	$25,337	$72,289	$67,093
Consumables	41,157	37,875	119,844	113,833
Service	28,931	27,683	83,438	80,365
Total Life Sciences Revenues	$93,451	$90,895	$275,571	$261,291
Applied Sterilization Technologies Service Revenues	$136,762	$128,721	$412,043	$379,745
Total Revenues	$696,238	$661,900	$2,013,957	$1,904,023

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues:
United Kingdom	$46,067	$50,902	$138,074	$158,211
United States	494,328	465,228	1,423,101	1,334,895
Other locations	155,843	145,770	452,782	410,917
Total Revenues	$696,238	$661,900	$2,013,957	$1,904,023
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollars in thousands, except as noted)

The following is a summary of shares and share equivalents outstanding used in the calculations of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
Denominator (shares in thousands):	2018	2017	2018	2017
Weighted average shares outstanding—basic	84,540	85,004	84,587	85,097
Dilutive effect of share equivalents	901	715	889	672
Weighted average shares outstanding and share equivalents—diluted	85,441	85,719	85,476	85,769
Options to purchase the following number of shares were outstanding but excluded from the computation of diluted earnings per share because the combined exercise prices, unamortized fair values, and assumed tax benefits upon exercise were greater than the average market price for the shares during the periods, so including these options would be anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(shares in thousands)	2018	2017	2018	2017
Number of share options	435	294	331	426
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
11. Repurchases of Ordinary Shares
On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. During the first nine months of fiscal 2019, we repurchased 445,700 of our ordinary shares for the aggregate amount of $47,331 pursuant to this authorization.
During the first nine months of fiscal 2019, we obtained 110,445 of our ordinary shares in the aggregate amount of $8,151 in connection with share based compensation award programs.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
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
Stock options provide the right to purchase our shares at the market price on the date of grant, or for options granted in fiscal 2019, 110% of the market price on the date of grant, subject to the terms of the option plan and agreements. Generally, one-fourth of the stock options granted become exercisable for each full year of employment following the grant date. Stock options granted generally expire 10 years after the grant date, or in some cases earlier if the option holder is no longer employed by us. Restricted shares and restricted share units generally cliff vest after a four year period or vest in tranches of one-fourth of the number granted for each full year of employment after the grant date. As of December 31, 2018, 4,401,238 shares remained available for grant under the long-term incentive plan.
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
The following weighted-average assumptions were used for options granted during the first nine months of fiscal 2019 and 2018:

	Fiscal 2019	Fiscal 2018
Risk-free interest rate	2.64%	2.01%
Expected life of options	6.2 years	5.7 years
Expected dividend yield of stock	1.47%	1.58%
Expected volatility of stock	19.91%	22.08%
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
A summary of share option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2018	2,021,662	$58.56
Granted	436,121	114.49
Exercised	(191,995)	40.05
Forfeited	(17,740)	79.91
Outstanding at December 31, 2018	2,248,048	$70.83	6.8 years	$84,291
Exercisable at December 31, 2018	1,307,946	$56.03	5.5 years	$66,631
We estimate that 919,536 of the non-vested stock options outstanding at December 31, 2018 will ultimately vest.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollars in thousands, except as noted)

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $106.85 closing price of our ordinary shares on December 31, 2018 over the exercise prices of the stock options, multiplied by the number of options outstanding or outstanding and exercisable, as applicable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes daily based on the daily changes in the fair market value of ordinary shares.
The total intrinsic value of stock options exercised during the first nine months of fiscal 2019 and fiscal 2018 was $13,773 and $12,495, respectively. Net cash proceeds from the exercise of stock options were $7,534 and $9,080 for the first nine months of fiscal 2019 and fiscal 2018, respectively.
The weighted average grant date fair value of stock option grants was $18.12 and $15.51 for the first nine months of fiscal 2019 and fiscal 2018, respectively.
Stock appreciation rights (“SARS”) carry generally the same terms and vesting requirements as stock options except that they are settled in cash upon exercise and therefore, are classified as liabilities. The fair value of the outstanding SARS as of December 31, 2018 and 2017 was $692 and $1,733, respectively.
A summary of the non-vested restricted share and restricted share unit activity is presented below:

	Number of Restricted Shares	Number of Restricted Share Units	Weighted-Average Grant Date Fair Value
Non-vested at March 31, 2018	763,201	35,431	$68.85
Granted	177,558	19,858	104.84
Vested	(233,095)	(21,540)	62.12
Forfeited	(30,469)	—	76.62
Non-vested at December 31, 2018	677,195	33,749	$80.72
Restricted shares and restricted share units granted are valued based on the closing stock price at the grant date. The value of restricted shares and restricted share units that vested during the first nine months of fiscal 2019 was $15,817.
As of December 31, 2018, there was a total of $43,979 in unrecognized compensation cost related to non-vested share-based compensation granted under our share-based compensation plan. We expect to recognize the cost over a weighted average period of 2.19 years.
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
Changes in our warranty liability during the first nine months of fiscal 2019 were as follows:

Warranties
Balance, March 31, 2018	$6,872
Warranties issued during the period	8,393
Settlements made during the period	(8,149)
Balance, December 31, 2018	$7,116

14. Derivatives and Hedging

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
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
These contracts are not designated as hedging instruments and do not receive hedge accounting treatment; therefore, changes in their fair value are not deferred but are recognized immediately in the Consolidated Statements of Income. At December 31, 2018, we held foreign currency forward contracts to buy 152.2 million Mexican pesos and 8.9 million Canadian dollars; and to sell 2.0 million euros. At December 31, 2018, we held commodity swap contracts to buy 789.9 thousand pounds of nickel.

	Asset Derivatives		Liability Derivatives
	Fair Value at	Fair Value at	Fair Value at	Fair Value at
Balance sheet location	December 31, 2018	March 31, 2018	December 31, 2018	March 31, 2018
Prepaid & Other	$267	$187	$—	$—
Accrued expenses and other	—	—	462	—
The following table presents the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended December 31,		Nine Months Ended December 31,
		2018	2017	2018	2017
Foreign currency forward contracts	Selling, general and administrative	$(488)	$(842)	$(100)	$(1,358)
Commodity swap contracts	Cost of revenues	$(252)	$200	$(283)	$226
Additionally, we hold our debt in multiple currencies to fund our operations and investments in certain subsidiaries. We designate portions of foreign currency denominated intercompany loans as hedges of portions of net investments in foreign operations. Net debt designated as non-derivative net investment hedging instruments totaled $52,253 at December 31, 2018. These hedges are designed to be fully effective and any associated gain or loss is recognized in Accumulated Other Comprehensive Income and will be reclassified to income in the same period when a gain or loss related to the net investment in the foreign operation is included in income.

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
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
The following table shows the fair value of our financial assets and liabilities at December 31, 2018 and March 31, 2018:

				Fair Value Measurements
	Carrying Value			Quoted Prices in Active Markets for Identical Assets			Significant Other Observable Inputs			Significant Unobservable Inputs
				Level 1			Level 2			Level 3
	December 31	March 31		December 31	March 31		December 31	March 31		December 31	March 31
Assets:
Cash and cash equivalents	$224,906	$201,534		$224,906	$201,534		$—	$—		$—	$—
Forward and swap contracts (1)	267	187		—	—		267	187		—	—
Equity Investments (2)	$11,824	12,961		11,824	12,961		—	—		—	—
Other investments	2,010	3,421	1	2,010	3,421	—	—	—	—	—	—
Liabilities:
Forward and swap contracts (1)	$462	$—		$—	$—		$462	$—		$—	$—
Deferred compensation plans (2)	1,505	1,694		1,505	1,694		—	—		—	—
Long term debt (3)	$1,246,308	1,316,001		—	—		1,227,345	1,305,181		—	—
Contingent consideration obligations (4)	5,947	8,068		—	—		—	—		5,947	8,068
(1) The fair values of forward and swap contracts are based on period-end forward rates and reflect the value of the amount that we would pay or receive for the contracts involving the same notional amounts and maturity dates.
(2) We maintain a frozen domestic non-qualified deferred compensation plan covering certain employees, which allows for the deferral of payment of previously earned compensation for an employee-specified term or until retirement or termination. Amounts deferred can be allocated to various hypothetical investment options (compensation deferrals have been frozen under the plan). We hold investments to satisfy the future obligations of the plan. Employees who made deferrals are entitled to receive distributions of their hypothetical account balances (amounts deferred, together with earnings (losses)). We also hold an investment in the common stock of Servizi Italia, S.p.A, a leading provider of integrated linen washing and outsourced sterile processing services to hospital Customers. Beginning in fiscal 2019, changes in the fair value of these investments are recorded in the "Interest income and miscellaneous expense line" of the Consolidated Statement of Income. During the third quarter and first nine months of fiscal 2019, we recorded losses of $2,154 and $4,663 respectively, related to these investments.
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollars in thousands, except as noted)

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis at December 31, 2018 are summarized as follows:

Contingent Consideration
Balance at March 31, 2018	$8,068
Payments	(725)
Reductions and adjustments	(1,415)
Currency translation adjustments	19
Balance at December 31, 2018	$5,947

16. Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
Amounts in Accumulated Other Comprehensive Income (Loss) are presented net of the related tax. Currency Translation is not adjusted for income taxes. Changes in our Accumulated Other Comprehensive Income (Loss) balances, net of tax, for the three and nine months ended December 31, 2018 and 2017 were as follows:

	Gain (Loss) on Available for Sale Securities (1)		Defined Benefit Plans (2)		Currency Translation (3)		Total Accumulated Other Comprehensive Income (Loss)
	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months	Three Months	Nine Months
Beginning Balance	$—	$1,970	$(7,565)	$(6,742)	$(119,215)	$16,457	$(126,780)	$11,685
Other Comprehensive Income (Loss) before reclassifications	—	—	148	452	(39,830)	(175,502)	(39,682)	(175,050)
Amounts reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	(563)	(1,690)	—	—	(563)	(1,690)
Net current-period Other Comprehensive Income (Loss)	—	—	(415)	(1,238)	(39,830)	(175,502)	(40,245)	(176,740)
Cumulative adjustment to Retained Earnings (1)	$—	$(1,970)	$—	$—	$—	$—	$—	$(1,970)
Balance at December 31, 2018	$—	$—	$(7,980)	$(7,980)	$(159,045)	$(159,045)	$(167,025)	$(167,025)
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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollars in thousands, except as noted)

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

STERIS PLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)
For the Three and Nine Months Ended December 31, 2018 and 2017
(dollars in thousands, except as noted)

17. Business Acquisitions and Divestitures

Fiscal 2019
During the third quarter of fiscal 2019, we completed a minor purchase to expand our service offerings in the Applied Sterilization Technologies segment. The total purchase price was $13,313, which was financed with both cash on hand and with credit facility borrowings. Purchase price allocations will be finalized within a measurement period not to exceed one year from closing.
Fiscal 2018
During fiscal 2018, we completed several minor purchases which continued to expand our product offerings in the Healthcare Products, Healthcare Specialty Services and Applied Sterilization Technologies segments. The aggregate purchase price associated with these transactions was approximately $52,900, ($51,600 during the first nine months of fiscal 2018), net of cash acquired and including potential contingent consideration of $5,322. The purchase price for the acquisitions was financed with both cash on hand and with credit facility borrowings. Purchase price allocations are finalized within a measurement period not to exceed one year from closing. Any provisional adjustments recorded were not material.
On November 20, 2017, we sold our Synergy Health Healthcare Consumable Solutions ("HCS") business to Vernacare. Annual revenues for the HCS business were approximately $40,000 and were included in the Healthcare Products segment. We recorded proceeds of approximately $9,058, net of cash divested and including a working capital adjustment. We also recognized a pre-tax loss on the sale of approximately $13,500 in Selling, general, and administrative expense in our March 31, 2018 Consolidated Statement of Income.
18. Loans Receivable
In connection with a fiscal 2019 first quarter equity investment of $4,955, we agreed to provide a credit facility of up to approximately $10,000 for a term of up to five years. Loans carry an interest rate of 4% compounded daily and interest is payable annually. Outstanding borrowings under the agreement totaled $7,338 at December 31, 2018.
In connection with the fiscal 2017 divestiture of Synergy Health Netherlands Linen Management Services, we entered into a loan agreement to provide financing of up to €15,000 for a term of up to 15 years. Loans carry an interest rate of 4% for the first four years and 12% thereafter. Outstanding borrowings under the agreement totaled $8,664 (or €7,550) at December 31, 2018.
Amounts for loan receivables as noted above are recorded in the "Other assets" line of our Consolidated balance sheets. Interest income is not material.
19. Proposal to Redomicile
As a result of the anticipated withdrawal of the United Kingdom from the European Union (“Brexit”), entities such as the Company that are organized under the laws of England and Wales are expected to lose the benefit of the tax and other treaties between the U.S. and European Union ("EU").Without further action by the United Kingdom and U.S. governments, the Company may consequently be subject to higher tax liabilities, which may be significant.
We have evaluated several alternatives due to Brexit’s continuing risks and uncertainties and concluded that redomiciling the Company to Ireland is the best path forward. Maintaining the Company’s domicile in a EU member country is anticipated to preserve the current and significant future financial benefits initially established in 2015 at the time of the Combination with Synergy. The redomiciliation will be effected through the establishment of a new holding company for the Company, but the redomiciliation is not expected to materially change the day-to-day operations of the business. We anticipate completing the redomiciliation prior to March 29, 2019, which is the date Brexit is currently scheduled to occur. However, the proposal is subject to approval by the Company’s shareholders and the English courts, and it is possible that the redomiciliation may be delayed or not occur.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of STERIS plc

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of STERIS plc and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended December 31, 2018 and 2017, the consolidated statements of cash flows for the nine-month periods ended December 31, 2018 and 2017, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
February 11, 2019

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
As you read the MD&A, it may be helpful to refer to information in our consolidated financial statements, which present the results of our operations for the third quarter and first nine months of fiscal 2019 and fiscal 2018. It may also be helpful to read the MD&A in our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018. In the MD&A, we analyze and explain the period-over-period changes in the specific line items in the Consolidated Statements of Income. Our analysis may be important to you in making decisions about your investments in STERIS.
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
Fiscal 2019 Restructuring Plan. During the third quarter of fiscal 2019, we adopted and announced a targeted restructuring plan (the “Fiscal 2019 Restructuring Plan”), which includes the closure of two manufacturing facilities, one in Brazil and one in England, as well as other actions including, the rationalization of certain products. Fewer than 200 positions will be eliminated. The Company will relocate the production of certain impacted products to other existing manufacturing operations during fiscal 2020. These restructuring actions are designed to enhance profitability and improve efficiency. For additional information on restructuring see the subsection titled "Restructuring Expenses", located in the Results of Operations section of this MD&A, or Note 2 of our Financial Statements, titled "Restructuring".

Highlights. Revenues for the third quarter of fiscal 2019 were $696.2 million, representing an increase of 5.2% over the third quarter of fiscal 2018 revenues of $661.9 million. Revenues for the first nine months of fiscal 2019 were $2,014.0 million, representing an increase of 5.8% over the revenues for the first nine months of fiscal 2018 of $1,904.0 million. These fiscal 2019 increases over the prior year periods were attributable to organic growth in all business segments, which was partially offset by the impact of our fiscal 2018 divestiture of Synergy Health Healthcare Consumable Solutions ("HCS"). Fluctuations in currencies were unfavorable in the fiscal 2019 quarter-to-date period and favorable in the fiscal 2019 year-to-date period.
Gross margin percentage for the third quarter of fiscal 2019 was 41.2% compared with 42.0% for the third quarter of fiscal 2018. Gross margin percentage for the first nine months of fiscal 2019 was 41.7% compared with 42.0% in the first nine months of fiscal 2018. These decreases in the fiscal 2019 periods compared to the fiscal 2018 periods, were primarily attributable to costs associated with our Fiscal 2019 Restructuring Plan, which were partially offset by favorable pricing and fluctuations in currencies and the positive impact from our fiscal 2018 divestiture of HCS.
Operating income during the third quarter of fiscal 2019 was $69.6 million compared to $103.3 million for the third quarter of fiscal 2018. Operating income during the first nine months of fiscal 2019 was $270.6 million, compared to $287.2 million for the first nine months of fiscal 2018. These fiscal 2019 decreases over the prior year periods were primarily attributable to costs associated with the 2019 Restructuring Plan. Additionally, during the third quarter of fiscal 2019, we adopted a branding strategy that included phasing out the usage of a tradename associated with certain products in the Healthcare Products business segment which resulted in an impairment charge of $16.2 million.
Cash flows from operations were $360.6 million and free cash flow was $252.9 million in the first nine months of fiscal 2019, compared to cash flows from operations of $327.9 million and free cash flow of $216.4 million in the first nine months of fiscal 2018 (see the subsection below titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). Cash from operations and free cash flow increased in fiscal 2019 by $32.7 million and $36.5 million, respectively, compared to the prior year period, despite lower net income which was negatively impacted by impairment and restructuring charges that were largely non-cash in nature.
Our debt-to-total capital ratio was 28.6% at December 31, 2018 and 29.1% at March 31, 2018. During the first nine months of fiscal 2019, we declared and paid quarterly cash dividends of $0.99 per ordinary share.
Additional information regarding our financial performance during the third quarter and first nine months of fiscal 2019 is included in the subsection below titled “Results of Operations.”

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
The following table summarizes the calculation of our free cash flow for the first nine months ended December 31, 2018 and 2017:

	Nine Months Ended December 31,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$360,579	$327,855
Purchases of property, plant, equipment and intangibles, net	(113,236)	(113,511)
Proceeds from the sale of property, plant, equipment and intangibles	5,563	2,094
Free cash flow	$252,906	$216,438
Results of Operations
In the following subsections, we discuss our earnings and the factors affecting them for the third quarter and first nine months of fiscal 2019 compared with the same fiscal 2018 periods. We begin with a general overview of our operating results and then separately discuss earnings for our operating segments.
Revenues. The following tables compare our revenues for the three and nine months ended December 31, 2018 to the revenues for the three and nine months ended December 31, 2017:

	Three Months Ended December 31,
(dollars in thousands)	2018	2017	Change	Percent Change

Total revenues	$696,238	$661,900	$34,338	5.2%

Revenues by type:
Service revenues	368,599	352,439	16,160	4.6%
Consumable revenues	155,986	147,516	8,470	5.7%
Capital equipment revenues	171,653	161,945	9,708	6.0%

Revenues by geography:
United Kingdom revenues	46,067	50,902	(4,835)	(9.5)%
United States revenues	494,328	465,228	29,100	6.3%
Other foreign revenues	155,843	145,770	10,073	6.9%

	Nine Months Ended December 31,
(dollars in thousands)	2018	2017	Change	Percent Change

Total revenues	$2,013,957	$1,904,023	$109,934	5.8%

Revenues by type:
Service revenues	1,092,869	1,034,400	58,469	5.7%
Consumable revenues	450,729	436,619	14,110	3.2%
Capital equipment revenues	470,359	433,004	37,355	8.6%

Revenues by geography:
United Kingdom revenues	138,074	158,211	(20,137)	(12.7)%
United States revenues	1,423,101	1,334,895	88,206	6.6%
Other foreign revenues	452,782	410,917	41,865	10.2%
Quarter over Quarter Comparison
Revenues increased $34.3 million, or 5.2%, to $696.2 million for the three months ended December 31, 2018, as compared to $661.9 million for the same period in the prior year. This increase was attributable to organic revenue growth in all business segments, which was partially offset by the impact of our fiscal 2018 divestiture of HCS and the negative impact of fluctuations in currencies.
Service revenues increased 4.6% in the third quarter of fiscal 2019, as compared to third quarter of fiscal 2018, reflecting growth in all business segments. Consumable revenues increased 5.7% in the third quarter of fiscal 2019, as compared to third quarter of fiscal 2018, reflecting growth in the Healthcare Products and Life Sciences business segments, partially offset by the impact of our fiscal 2018 divestiture of HCS. Capital equipment revenues increased 6.0% in the third quarter of fiscal 2019, as compared to third quarter of fiscal 2018, reflecting strong shipment volumes in the Healthcare Products business segment partially offset by a decline in the Life Sciences business segment.
United Kingdom revenues decreased $4.8 million, or 9.5%, to $46.1 million for the three months ended December 31, 2018, as compared to $50.9 million for the same prior year period, primarily due to the fiscal 2018 divestiture of HCS.
United States revenues increased $29.1 million, or 6.3%, to $494.3 million for the three months ended December 31, 2018, as compared to $465.2 million for the same prior year period. This increase reflects growth in consumable, capital equipment and service revenues.
Revenues from other foreign locations increased $10.1 million, or 6.9%, to $155.8 million for the three months ended December 31, 2018, as compared to $145.8 million for the same prior year period, reflecting growth in Canada, and in the Europe, Middle East and Africa ("EMEA"), Asia Pacific and Latin America regions.
First Nine Months over First Nine Months Comparison
Revenues increased $109.9 million, or 5.8%, to $2,014.0 million for the first nine months ended December 31, 2018, as compared to $1,904.0 million for the same period in the prior year. This increase was attributable to organic growth in all business segments and the positive impact of fluctuations in currencies, which was partially offset by the impact of our fiscal 2018 divestiture of HCS.
Service revenues increased 5.7% in the first nine months of fiscal 2019, as compared to the same period in fiscal 2018, reflecting growth in all business segments. Consumable revenues increased 3.2% in the first nine months of fiscal 2019 compared to the same period in fiscal 2018, as growth within the Life Sciences business segment was largely offset by a decline in the Healthcare Products segment as a result of our fiscal 2018 HCS divestiture. Capital equipment revenues increased 8.6% in the first nine months of fiscal 2019, as compared to the same period in fiscal 2018, reflecting strong shipment volumes in both the Healthcare Products and Life Sciences business segments.
United Kingdom revenues decreased $20.1 million, or 12.7%, to $138.1 million for the first nine months ended December 31, 2018, as compared to $158.2 million for the same prior year period, primarily due to the fiscal 2018 divestiture of HCS.
United States revenues increased $88.2 million, or 6.6%, to $1,423.1 million for the first nine months ended December 31, 2018, as compared to $1,334.9 million for the same prior year period. This increase reflects growth in consumable, capital equipment and service revenues.
Revenues from other foreign locations increased $41.9 million, or 10.2%, to $452.8 million for the first nine months ended December 31, 2018, as compared to $410.9 million for the same prior year period, reflecting growth in Canada and in the EMEA, Asia Pacific and Latin America regions.
Gross Profit. The following table compares our gross profit for the three and nine months ended December 31, 2018 to the three and nine months ended December 31, 2017:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2018	2017
Gross profit:
Product	$145,410	$146,850	$(1,440)	(1.0)%
Service	141,587	131,367	10,220	7.8%
Total gross profit	$286,997	$278,217	$8,780	3.2%
Gross profit percentage:
Product	44.4%	47.5%
Service	38.4%	37.3%
Total gross profit percentage	41.2%	42.0%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2018	2017
Gross profit:
Product	$420,150	$411,156	$8,994	2.2%
Service	420,561	389,225	31,336	8.1%
Total gross profit	$840,711	$800,381	$40,330	5.0%
Gross profit percentage:
Product	45.6%	47.3%
Service	38.5%	37.6%
Total gross profit percentage	41.7%	42.0%
Our gross profit is affected by the volume, pricing, and mix of sales of our products and services, as well as the costs associated with the products and services that are sold.
Gross profit percentage for the third quarter of fiscal 2019 was 41.2%, compared to the gross profit percentage for the third quarter of fiscal 2018 of 42.0%. This decrease was attributable to costs associated with our Fiscal 2019 Restructuring Plan (130 basis points), a shift in capital equipment revenues and other adjustments (30 basis points), which were partially offset by the positive impacts of fluctuations in currencies (40 basis points), pricing (30 basis points), and our recent divestitures (10 basis points).
Gross profit percentage for the first nine months of fiscal 2019 was 41.7%, compared with 42.0% for the first nine months of fiscal 2018. This decrease was attributable to costs associated with our Fiscal 2019 Restructuring Plan (50 basis points), a shift in capital equipment revenues and other adjustments (60 basis points), which were partially offset by the positive impacts of pricing (40 basis points), fluctuations in currencies (20 basis points), and our recent divestitures (20 basis points).
Operating Expenses. The following table compares our operating expenses for the three and nine months ended December 31, 2018 to the three and nine months ended December 31, 2017:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2018	2017
Operating expenses:
Selling, general, and administrative	$176,099	$159,664	$16,435	10.3%
Research and development	15,167	15,195	(28)	(0.2)%
Restructuring expenses	26,147	78	26,069	NM
Total operating expenses	$217,413	$174,937	$42,476	24.3%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2018	2017
Operating expenses:
Selling, general, and administrative	$496,817	$469,879	$26,938	5.7%
Research and development	47,160	43,173	3,987	9.2%
Restructuring expenses	26,147	156	25,991	NM
Total operating expenses	$570,124	$513,208	$56,916	11.1%
NM - Not meaningful.

Selling, General, and Administrative Expenses. Significant components of total selling, general, and administrative expenses (“SG&A”) are compensation and benefit costs, fees for professional services, travel and entertainment, facilities costs, and other general and administrative expenses. During the third quarter and first nine months of fiscal 2019, SG&A increased by 10.3% and 5.7%, respectively, over the same fiscal 2018 periods. These fiscal 2019 increases over the same prior year periods were largely due to additional expenses associated with our Fiscal 2019 Restructuring Plan. Additionally, during the third quarter of fiscal 2019, we adopted a branding strategy that included phasing out the usage of a tradename associated with certain products in the Healthcare Products business segment, which resulted in an impairment charge of $16.2 million.

Research and Development. Research and development expenses decreased slightly by 0.2% during the third quarter of fiscal 2019 over the same fiscal 2018 period. Research and development expenses increased 9.2% during the first nine months of fiscal 2019 over the same fiscal 2018 period, due primarily to increased spending within the Healthcare Products segment. Research and development expenses are influenced by the number and timing of in-process projects and labor hours and other costs associated with these projects. Our research and development initiatives continue to emphasize new product development, product improvements, and the development of new technological platform innovations. During the first nine months of fiscal 2019, our investments in research and development continued to be focused on, but were not limited to, enhancing capabilities of sterile processing technologies, procedural products and accessories, and devices and support accessories used in gastrointestinal endoscopy procedures.
Restructuring Expenses. During the third quarter of fiscal 2019, we adopted and announced a targeted restructuring plan (the “Fiscal 2019 Restructuring Plan”), which includes the closure of two manufacturing facilities, one in Brazil and one in England, as well as other actions including, the rationalization of certain products. Fewer than 200 positions will be eliminated. The Company will relocate the production of certain impacted products to other existing manufacturing operations during fiscal 2020. These restructuring actions are designed to enhance profitability and improve efficiency.
We have incurred pre-tax expenses totaling $35.2 million related to these actions, of which $26.1 million was recorded as restructuring expenses and $9.1 million was recorded in cost of revenues. We expect to incur additional restructuring expenses related to this plan of approximately $6.0 million to $7.0 million in the fourth quarter of fiscal 2019 and beyond. The following table summarizes our total pre-tax restructuring expenses for fiscal 2019:

Three and Nine Months Ended December 31,
(dollars in thousands)	2018
Severance and other compensation related costs	$2,743
Accelerated depreciation and amortization	15,251
Asset impairment	4,312
Lease termination costs and other	3,841
Product rationalization	9,096
Total restructuring expenses (1)	$35,243
(1) Includes $9.1 million in expense recorded to cost of revenues on Consolidated Statements of Income.

Non-Operating Expenses, Net. Non-operating expenses, net consists of interest expense on debt, offset by interest earned on cash, cash equivalents, short-term investment balances, and other miscellaneous income. The following table compares our net non-operating expenses for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
(dollars in thousands)	2018	2017	Change
Non-operating expenses, net:
Interest expense	$10,879	$12,461	$(1,582)
Interest and miscellaneous expense (income), net	945	(1,117)	2,062
Non-operating expenses, net	$11,824	$11,344	$480

	Nine Months Ended December 31,
(dollars in thousands)	2018	2017	Change
Non-operating expenses, net:
Interest expense	$34,014	$37,610	$(3,596)
Interest and miscellaneous expense (income), net	503	(3,974)	4,477
Non-operating expenses, net	$34,517	$33,636	$881

During the third quarter and first nine months of fiscal 2019, interest expense decreased by $1.6 million and $3.6 million, respectively, compared to the same fiscal 2018 periods. These decreases were primarily due to: (i) reduced interest rates on our 2008 and 2012 Private Placement Notes, (ii) replacement of higher cost fixed rate debt with lower cost floating rate debt as a result of $85.0 million of 2008 Private Placement Notes maturing during the second quarter of fiscal 2019 and (iii) overall lower debt levels (refer to our Note 5 to our consolidated financial statements, titled "Debt" for more information).
Interest income and miscellaneous expense decreased by $2.1 million and $4.5 million during the third quarter and first nine months of fiscal 2019, respectively, compared to the same year periods, primarily due to unrealized losses on our equity investments (refer to our Note 15 to our consolidated financial statements, titled "Fair Value Measurements" for more information).
Income Tax Expense. The following tables compare our income tax expense and effective income tax rates for the three and nine months ended December 31, 2018 and December 31, 2017:

	Three Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2018	2017
Income tax expense (benefit)	$9,334	$(3,404)	$12,738	(374.2)%
Effective income tax rate	16.2%	(3.7)%

	Nine Months Ended December 31,		Change	Percent Change
(dollars in thousands)	2018	2017
Income tax expense	$39,871	$35,538	$4,333	12.2%
Effective income tax rate	16.9%	14.0%
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
The effective income tax rates for the three month periods ended December 31, 2018 and 2017 were 16.2% and (3.7)%, respectively. The effective income tax rates for the nine month periods ended December 31, 2018 and 2017 were 16.9% and 14.0%, respectively. The fiscal 2019 periods were favorably impacted by discrete item adjustments. The lower effective tax rates in the fiscal 2018 periods are primarily attributable to the enactment of the TCJA, resulting in a decrease in the U.S. federal statutory rate from 35% to 21%.
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
For both the three and nine month periods ended December 31, 2018, revenues from a single Customer did not represent ten percent or more of any reportable segment’s revenues. Additional information regarding our segments is included in our consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.
The following table compares business segment revenues, segment operating income and total operating income for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
(dollars in thousands)	2018	2017	2018	2017
Revenues:
Healthcare Products	$338,264	$324,895	$951,779	$916,053
Healthcare Specialty Services	127,761	117,389	374,564	346,934
Life Sciences	93,451	90,895	275,571	261,291
Applied Sterilization Technologies	136,762	128,721	412,043	379,745
Total revenues	$696,238	$661,900	$2,013,957	$1,904,023
Segment operating income:
Healthcare Products	$82,820	$81,502	$217,011	$207,787
Healthcare Specialty Services	16,007	13,720	44,422	44,014
Life Sciences	33,129	31,245	96,260	89,418
Applied Sterilization Technologies	54,798	48,191	164,417	144,713
Corporate	(42,025)	(38,140)	(135,053)	(122,147)
Total segment operating income	$144,729	$136,518	$387,057	$363,785
Less: Adjustments
Restructuring charges (1)	$35,243	$78	$35,243	$156
Amortization of acquired intangible assets (2)	33,894	16,700	68,907	50,173
Acquisition and integration related charges (3)	1,816	4,428	6,197	11,850
(Gain) on fair value adjustment of acquisition related contingent consideration (2)	—	—	(842)	—
Net (gain) loss on divestiture of businesses (2)	(1,170)	11,405	(508)	12,538
Amortization of property "step up" to fair value (2)	615	627	1,840	1,895
Redomiciliation costs (4)	4,747	—	5,633	—
Total operating income	$69,584	$103,280	$270,587	$287,173
(1) For more information regarding restructuring see Note 2 titled, "Restructuring".
(2) For more information regarding our recent acquisitions and divestitures see Note 17 titled, "Business Acquisitions and Divestitures", as well as our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.
(3) Acquisition and integration related charges include transaction costs and integration expenses associated with acquisitions.
(4) Costs incurred in connection with the proposal to redomicile. For more information see Note 19 titled, "Proposal to Redomicile".

Healthcare Products revenues increased 4.1% to $338.3 million for the quarter ended December 31, 2018, as compared to $324.9 million in the same prior year period. The fiscal 2019 third quarter revenues reflect increases of 6.7%, 4.0%, and 1.0% in capital equipment, service, and consumable revenues, respectively. Healthcare Products revenues increased 3.9% to $951.8 million for the first nine months ended December 31, 2018, as compared to $916.1 million in the same prior year period. The first nine months of fiscal 2019 revenues reflect increases of 6.9% and 5.0% in capital equipment and service revenues, respectively, which were partially offset by a decrease of 0.4% in consumables revenue. The fiscal 2019 increases over the same prior year periods were driven by organic growth, which was partially offset by the fiscal 2018 divestiture of HCS and unfavorable fluctuations in currencies. At December 31, 2018, the Healthcare Products segment’s backlog amounted to $215.7 million, increasing $56.8 million, or 35.8%, compared to the backlog of $158.9 million at December 31, 2017. The increase was driven by strong order volume particularly in the United States.

Healthcare Specialty Services revenues increased 8.8% to $127.8 million for the quarter ended December 31, 2018, as compared to $117.4 million in the same prior year period. Healthcare Specialty Services revenues increased 8.0% to $374.6 million for the first nine months ended December 31, 2018, as compared to $346.9 million in the same period prior year. The fiscal 2019 increases over the same prior year periods reflect organic growth and favorable fluctuations in currencies in the year-to-date period.
Life Sciences revenues increased 2.8% to $93.5 million for the quarter ended December 31, 2018, as compared to $90.9 million for the same prior year period. This increase reflects growth in consumable and service revenues of 8.7%, and 4.5%, respectively, which were partially offset by a 7.8% decline in capital equipment revenues. Life Sciences revenues increased 5.5% to $275.6 million for the first nine months ended December 31, 2018, as compared to $261.3 million for the same prior year period. This increase reflects growth in capital equipment, consumable and service revenues of 7.7%, 5.3%, 3.8% respectively. The fiscal 2019 increases over the same prior year periods reflect organic growth and favorable fluctuations in currencies in the year-to-date period. At December 31, 2018, the Life Sciences segment’s backlog amounted to $62.4 million, decreasing 7.1% or $4.8 million, compared to the backlog of $67.1 million at December 31, 2017.
Applied Sterilization Technologies segment revenues increased 6.2% to $136.8 million for the quarter ended December 31, 2018, as compared to $128.7 million for the same prior year period. Applied Sterilization Technologies segment revenues increased 8.5% to $412.0 million for the first nine months ended December 31, 2018, as compared to $379.7 million for the same prior year period. The fiscal 2019 increases over the same prior year periods reflect organic growth and favorable fluctuations in currencies in the year-to-date period.
The Healthcare Products segment’s operating income increased $1.3 million to $82.8 million for the quarter ended December 31, 2018, as compared to $81.5 million in the same prior year period. The segment's operating margin was 24.5% for the third quarter of fiscal 2019, as compared to 25.1% for the third quarter of fiscal 2018. During the first nine months of fiscal 2019, the Healthcare Products segment’s operating income increased $9.2 million to $217.0 million, as compared to $207.8 million in the same prior year period. The segment's operating margin was 22.8% for the first nine months of fiscal 2019 compared to 22.7% for the first nine months of fiscal 2018. The increases in the segment’s operating income in the fiscal 2019 periods compared to the prior year periods were primarily driven by increased volumes, which were partially offset by continued investment in research and development spending in the year-to-date period.
The Healthcare Specialty Services segment’s operating income increased $2.3 million to $16.0 million for the quarter ended December 31, 2018, as compared to $13.7 million for the same prior year period. The segment's operating margins were 12.5% and 11.7% for the third quarter of fiscal 2019 and fiscal 2018, respectively. During the first nine months of fiscal 2019, the Healthcare Specialty Services segment’s operating income increased $0.4 million to $44.4 million, as compared to $44.0 million for the same prior year period. The segment's operating margins were 11.9% and 12.7% for the first nine months of fiscal 2019 and fiscal 2018, respectively. The increases in the segment’s operating income in the fiscal 2019 periods over the fiscal 2018 periods resulted from leveraging the investments made over the past several quarters in the United States.
The Life Sciences segment’s operating income increased $1.9 million to $33.1 million for the quarter ended December 31, 2018, as compared to $31.2 million in the same prior year period. The segment’s operating margins were 35.5% and 34.4% for the third quarter of fiscal 2019 and fiscal 2018, respectively. During the first nine months of fiscal 2019, the Life Sciences segment’s operating income increased $6.8 million to $96.3 million, as compared to $89.4 million in the same prior year period. The segment’s operating margins were 34.9% and 34.2% for the first nine months of fiscal 2019 and fiscal 2018, respectively. The increases in the segment’s operating income in the fiscal 2019 periods compared to the prior year periods were primarily driven by increased volumes and favorable mix.
The Applied Sterilization Technologies segment's operating income increased $6.6 million to $54.8 million in the third quarter of fiscal 2019, as compared to $48.2 million during the same prior year period. The segment’s operating margins were 40.1% and 37.4% for the third quarter of fiscal 2019 and fiscal 2018, respectively. The Applied Sterilization Technologies segment's operating income increased $19.7 million to $164.4 million in the first nine months of fiscal 2019, as compared to $144.7 million during the same prior year period. The segment’s operating margins were 39.9% and 38.1% for the first nine months of fiscal 2019 and 2018, respectively. The increases in the segment’s operating income in the fiscal 2019 periods over the fiscal 2018 periods were primarily driven by the revenue growth.
Liquidity and Capital Resources
The following table summarizes significant components of our cash flows for the three and nine months ended December 31, 2018 and 2017:

	Nine Months Ended December 31,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$360,579	$327,855
Net cash used in investing activities	$(139,562)	$(148,833)
Net cash used in financing activities	$(183,808)	$(195,816)
Debt-to-total capital ratio	28.6%	31.4%
Free cash flow	$252,906	$216,438
Net Cash Provided by Operating Activities – The net cash provided by our operating activities was $360.6 million for the first nine months of fiscal 2019 and $327.9 million for the first nine months of fiscal 2018.

•
Cash from operations increased in fiscal 2019 by $32.7 million, as compared to the prior year period despite lower net income. Net income was negatively impacted by impairment and restructuring charges that were largely non-cash in nature.

Net Cash Used In Investing Activities – The net cash used in investing activities totaled $139.6 million for the first nine months of fiscal 2019 and $148.8 million for the first nine months of fiscal 2018. The following discussion summarizes the significant changes in our investing cash flows for the first nine months of fiscal 2019 and fiscal 2018:

•	Purchases of property, plant, equipment, and intangibles, net – Capital expenditures were $113.2 million and $113.5 million for the first nine months of fiscal 2019 and 2018, respectively.

•
Proceeds from the sale of property, plant, equipment, net – Proceeds from the sale of property, plant and equipment were $5.6 million during the first nine months of fiscal 2019, the majority of which was from the sale of a Healthcare Products facility located in the U.K., and the sale of certain assets related to the termination of a service agreement. Proceeds from the sale of property, plant and equipment were $2.1 million during the first nine months of fiscal 2018.

•
Proceeds from the sale of business – During the first nine months of fiscal 2018, we received $7.6 million, net of cash divested, in proceeds from the sale of certain non-core businesses. During the first nine months of fiscal 2018, we received $1.3 million, in deferred consideration related to the fiscal 2017 sale of the Synergy Health Laboratory Services. For more information, refer to our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018.

•
Acquisitions of businesses, net of cash acquired – During the first nine months of fiscal 2019 and 2018, we used $13.3 million and $46.3 million, respectively for acquisitions. For more information on our acquisitions, refer to Note 17 to our consolidated financial statements, "Business Acquisitions and Divestitures".

•	Purchases of Investments – During the first nine months of fiscal 2019, we completed an equity investment for approximately $5.0 million.

•
Other – During the first nine months of fiscal 2019, we provided approximately $13.4 million under borrowing agreements. For more information on these agreements, refer to our Note 18 to our consolidated financial statements, "Loans Receivable".

Net Cash Used In Financing Activities – The net cash used in financing activities amounted to $183.8 million for the first nine months of fiscal 2019 and $195.8 million for the first nine months of fiscal 2018. The following discussion summarizes the significant changes in our financing cash flows for the first nine months of fiscal 2019 and fiscal 2018:

•
Payments on long-term obligations - Payments on long-term obligations totaled $85.0 million in the first nine months of fiscal 2019, as compared to $22.5 million in the first nine months of fiscal 2018.

•
Proceeds (payments) under credit facility, net – Net proceeds on credit facilities totaled $35.4 million in the first nine months of fiscal 2019, compared to net payments of $58.7 million in the first nine months of fiscal 2018.

•
Repurchases of ordinary shares – During the first nine months of fiscal 2019, we settled the repurchases of 454,000 of our ordinary shares in the aggregate amount of $48.1 million pursuant to the Board of Directors authorization announced on August 9, 2016. During the first nine months of fiscal 2019, we obtained 110,445 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $8.2 million. During the first nine months of fiscal 2018, we settled the repurchases of 428,547 of our ordinary shares in the aggregate amount of $37.7 million pursuant to the Board of Directors authorization announced on August 9, 2016. During the first nine months of fiscal 2018, we obtained 114,809 of our ordinary shares in connection with share-based compensation award programs in the aggregate amount of $6.2 million.

•
Cash dividends paid to ordinary shareholders – During the first nine months of fiscal 2019, we paid total cash dividends of $83.8 million, or $0.99 per outstanding share. During the first nine months of fiscal 2018, we paid total cash dividends of $76.6 million, or $0.90 per outstanding share.

•
Stock option and other equity transactions, net – We generally receive cash for issuing shares under our stock option programs. During the first nine months of fiscal 2019 and fiscal 2018, we received cash proceeds totaling $7.5 million and $9.1 million, respectively, under these programs. We also paid dividends to minority interest shareholders in the amount of $0.3 million and $1.1 million, during the first nine months of fiscal 2019 and 2018, respectively.

Cash Flow Measures. Free cash flow was $252.9 million in the first nine months of fiscal 2019, compared to $216.4 million in the prior year first nine months (see the subsection above titled "Non-GAAP Financial Measures" for additional information and related reconciliation of cash flows from operations to free cash flow). Free cash flow increased in fiscal 2019 by $36.5 million, as compared to the prior year period despite lower net income, which was negatively impacted by impairment and restructuring charges that were largely non-cash in nature.
Our debt-to-total capital ratio was 28.6% at December 31, 2018 and 31.4% at December 31, 2017.
Sources of Credit and Contractual and Commercial Commitments. Information related to our sources of credit and contractual and commercial commitments is included in our Annual Report on Form 10-K for the year ended March 31, 2018, dated May 30, 2018. We had $364.9 million of outstanding borrowings under the Credit Agreement as of December 31, 2018. We had $4.8 million of letters of credit outstanding under the Credit Agreement at December 31, 2018. Our commercial commitments, including letters of credit outstanding under other arrangements, were approximately $75.5 million at December 31, 2018, reflecting a net increase of $8.5 million in surety bonds and other commercial commitments from March 31, 2018.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q may contain statements concerning certain trends, expectations, forecasts, estimates, or other forward-looking information affecting or relating to STERIS or its industry, products or activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date specified in this Quarterly Report and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “comfortable,” “trend”, and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. Many important factors could cause actual results to differ materially from those in the forward-looking statements including, without limitation, disruption of production or supplies, changes in market conditions, political events, pending or future claims or litigation, competitive factors, technology advances, actions of regulatory agencies, and changes in laws, government regulations, labeling or product approvals or the application or interpretation thereof. Other risk factors are described herein and in STERIS’s other securities filings, including Item 1A of Part I of STERIS’s Annual Report on Form 10-K for the year ended March 31, 2018 and Item 1A of Part II of STERIS's Quarterly Report on 10-Q for the fiscal quarter ending June 30, 2018. Many of these important factors are outside of STERIS’s control. No assurances can be provided as to any result or the timing of any outcome regarding matters described in this Quarterly Report or otherwise with respect to any regulatory action, administrative proceedings, government investigations, litigation, warning letters, cost reductions, business strategies, earnings or revenue trends or future financial results. References to products are summaries only and should not be considered the specific terms of the product clearance or literature. Unless legally required, STERIS does not undertake to update or revise any forward-looking statements even if events make clear that any projected results, express or implied, will not be realized. Other potential risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, (a) the receipt of approval of STERIS’s shareholders of the redomiciliation transaction, (b) any regulatory or court approvals required for the redomiciliation transaction not being obtained on the terms expected or on the anticipated schedule, (c) the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the redomiciliation transaction, (d) operating costs, Customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, Customers, clients or suppliers) being greater than expected following the redomiciliation transaction, (e) STERIS’s ability to meet expectations regarding the accounting and tax treatment of the Tax Cuts and Jobs Act (''TCJA") or the possibility that anticipated benefits resulting from the TCJA will be less than estimated, (f) changes in tax laws or interpretations that could increase our consolidated tax liabilities, including, if the redomiciliation transaction is consummated, changes in tax laws that would result in STERIS Ireland being treated as a domestic corporation for United States federal tax purposes, (g) the potential for increased pressure on pricing or costs that leads to erosion of profit margins, (h) the possibility that market demand will not develop for new technologies, products or applications or services, or business initiatives will take longer, cost more or produce lower benefits than anticipated, (i) the possibility that application of or compliance with laws, court rulings, certifications, regulations, regulatory actions, including without limitation those relating to FDA, warning notices or letters, government investigations, the outcome of any pending FDA requests, inspections or submissions, or other requirements or standards may delay, limit or prevent new product introductions, affect the production and marketing of existing products or services or otherwise affect STERIS’s performance, results, prospects or value, (j) the potential of international unrest, economic downturn or effects of currencies, tax assessments, tariffs, and/or other trade barriers, adjustments or anticipated rates, raw material costs or availability, benefit or retirement plan costs, or other regulatory compliance costs, (k) the possibility of reduced demand, or reductions in the rate of growth in demand, for STERIS’s products and services, (l) the possibility of delays in receipt of orders, order cancellations, or delays in the manufacture or shipment of ordered products or in the provisions of services, (m) the possibility that anticipated growth, cost savings, new product acceptance, performance or approvals, or other results may not be achieved, or that transition, labor, competition, timing, execution, regulatory, governmental, or other issues or risks associated with STERIS’s businesses, industry or initiatives including, without limitation, those matters described in STERIS’s Annual Report on Form 10-K for the year ended March 31, 2018 and other securities filings, may adversely impact STERIS’s performance, results, prospects or value, (n) the impact on STERIS and its operations, or tax liabilities, of “Brexit” or the exit of other member countries from the EU, and the Company' s ability to respond to such impacts, (o) the impact on STERIS and its operations of new legislation, regulations or orders, including, but not limited to any new trade or tax legislations, regulations or orders, that may be implemented by the U.S. Administration or Congress, or of any responses thereto, (p) the possibility that anticipated financial results or benefits of recent acquisitions, or of STERIS’s restructuring efforts, or of recent divestitures, or of the Fiscal 2019 Restructuring Plan, will not be realized or will be other than anticipated, and (q) the effects of contractions in credit availability, as well as the ability of STERIS’s Customers and suppliers to adequately access the credit markets when needed.
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

Fluctuations in currency rates could affect our revenues, cost of revenues and income from operations and could result in currency exchange gains and losses. During the first nine months of fiscal 2019, we entered into forward currency contracts in order to hedge a portion of our expected non-U.S. dollar denominated earnings against our reporting currency, the U.S. dollar. These currency exchange contracts will mature during fiscal 2019. We have executed forward currency contracts to hedge a portion of results denominated in euros, Mexican pesos and Canadian dollars. We did not elect hedge accounting for these forward currency contracts; however, we may seek to apply hedge accounting in future scenarios. As a result, we may experience volatility due to (i) the timing mismatch of unrealized hedge gains or losses versus recognition of the underlying hedged earnings, and (ii) the impact of unrealized and realized hedge gains or losses being reported in selling, general and administrative expenses, whereas the offsetting economic gains and losses of the underlying hedged earnings are reported in the various line items of our Consolidated Statements of Income.

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
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The TCJA was signed into law on December 22, 2017. Additional regulations and guidance have been and are likely to be issued clarifying the application of this new legislation. We cannot predict the overall impact that the regulations or guidance may have on our business. In addition, we may not be able to determine conclusively the applicability or enforceability of such additional regulations or guidance on tax planning or tax positions that we have taken or may take going forward. It is reasonable to expect that global taxing authorities will be reviewing current legislation for potential modifications in reaction to the implementation of the TCJA. In addition, further changes in the tax laws of other jurisdictions could arise, including as a result of the base erosion and profit shifting ("BEPS") project undertaken by the Organization for Economic Cooperation and Development ("OECD"). The OECD, which represents a coalition of member countries, has issued recommendations that, in some cases, would make substantial changes to numerous long-standing tax positions and principles. These contemplated changes, to the extent adopted by OECD members and/or other countries, could increase tax uncertainty and may adversely impact our provision for income taxes.
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
The Company has evaluated several alternatives due to Brexit’s continuing risks and uncertainties and concluded that redomiciling the Company to Ireland is the best path forward. Maintaining the Company’s domicile in a EU member country is anticipated to preserve the current and significant future financial benefits initially established in 2015 at the time of the Combination with Synergy. The redomiciliation will be effected through the establishment of a new holding company for the Company, but the redomiciliation is not expected to materially change the day-to-day operations of the business. The Company anticipates completing the redomiciliaton prior to March 29, 2019, which is the date Brexit is currently scheduled to occur. However, the proposal is subject to approval by the Company’s shareholders and the English courts, and it is possible that the redomiciliation may be delayed or not occur.
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
On August 9, 2016, the Company announced that its Board of Directors had authorized the purchase of up to $300 million (net of taxes, fees and commissions) of our ordinary shares. We may enter into share repurchase contracts until August 2, 2021 to effect these purchases. Shares may be repurchased from time to time through open market transactions, including 10b5-1 plans. The repurchase program may be suspended or discontinued at any time. During the first nine months of fiscal 2019, we repurchased 445,700 of our ordinary shares pursuant to this authorization. During the first nine months of fiscal 2019, we obtained 110,445 of our ordinary shares in connection with share based compensation award programs.
The following table summarizes the ordinary shares repurchase activity during the third quarter of fiscal 2019 under our ordinary share repurchase program:

	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
October 1-31	—		$—		—	$103,979
November 1-30	—		—		—	103,979
December 1-31	—		$—		—	$103,979
Total	—	(1)	—	(1)	—	103,979
(1) Does not include 11 shares purchased during the quarter at an average price of $112.60 per share by the STERIS Corporation 401(k) Plan on behalf of an executive officer of the Company who may be deemed to be an affiliated purchaser.

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
February 11, 2019